Form 10-Q
period 2026-06-30
Expro Ltd
filed 2026-07-28
CIK 2126198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended June 30, 2026

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number: 001-43399

Expro Ltd

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1929155
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1311 Broadfield Boulevard, Suite 400
Houston, Texas	77084
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 463-9776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001 per share	XPRO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 21, 2026, there were 112,349,149 ordinary shares, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Group Holdings N.V.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total revenue	$393,182	$422,740	$760,755	$813,612
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(311,158)	(319,981)	(608,772)	(625,473)
General and administrative expense, excluding depreciation and amortization expense	(19,655)	(14,499)	(37,549)	(36,313)
Depreciation and amortization expense	(45,792)	(46,716)	(91,187)	(92,137)
Merger and integration expense	(3,634)	(2,267)	(3,922)	(4,007)
Severance and other expense	(2,572)	(6,711)	(5,798)	(12,793)
Total operating cost and expenses	(382,811)	(390,174)	(747,228)	(770,723)
Operating income	10,371	32,566	13,527	42,889
Other (expense) income, net	(242)	280	105	1,934
Interest and finance expense, net	(2,712)	(4,279)	(4,263)	(7,730)
Income before taxes and equity in income of joint ventures	7,417	28,567	9,369	37,093
Equity in income of joint ventures	2,763	3,395	5,994	7,101
Income before income taxes	10,180	31,962	15,363	44,194
Income tax expense	(8,152)	(13,959)	(14,369)	(12,243)
Net income	$2,028	$18,003	$994	$31,951

Earnings per common share:
Basic	$0.02	$0.16	$0.01	$0.28
Diluted	$0.02	$0.16	$0.01	$0.27
Weighted average common shares outstanding:
Basic	113,098,653	115,444,915	113,360,028	115,829,219
Diluted	114,446,970	115,508,918	115,049,304	116,216,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,028	$18,003	$994	$31,951
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)	(122)	(122)
Other comprehensive loss	(61)	(61)	(122)	(122)
Comprehensive income	$1,967	$17,942	$872	$31,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	June 30,	December 31,
	2026	2025
Assets:
Current assets
Cash and cash equivalents	$199,531	$196,093
Restricted cash	35	1,380
Accounts receivable, net	477,237	477,026
Inventories	170,586	167,895
Income tax receivables	38,181	31,654
Other current assets	98,202	86,287
Total current assets	983,772	960,335

Property, plant and equipment, net	514,613	523,157
Investments in joint ventures	79,779	78,706
Intangible assets, net	227,974	251,329
Goodwill	348,558	348,558
Operating lease right-of-use assets	77,796	72,777
Non-current accounts receivable, net	7,432	7,432
Post-retirement benefits	3,396	-
Other non-current assets	17,018	17,141
Total assets	$2,260,338	$2,259,435

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable and accrued liabilities	$304,808	$268,588
Income tax liabilities	54,131	51,111
Finance lease liabilities	1,540	2,359
Operating lease liabilities	20,317	18,225
Other current liabilities	99,835	103,379
Total current liabilities	480,631	443,662

Long-term borrowings	79,065	79,065
Deferred tax liabilities, net	15,154	19,513
Post-retirement benefits	-	314
Non-current finance lease liabilities	12,124	12,762
Non-current operating lease liabilities	58,259	56,103
Uncertain tax positions	73,355	77,890
Other non-current liabilities	36,198	36,003
Total liabilities	754,786	725,312

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, €0.06 nominal value, 200,000 shares authorized, 122,590 and 122,384 shares issued	8,570	8,559
Treasury stock (at cost) 10,379 and 8,823 shares	(154,153)	(127,137)
Additional paid-in capital	2,107,739	2,110,177
Accumulated other comprehensive income	17,931	18,053
Accumulated deficit	(474,535)	(475,529)
Total stockholders’ equity	1,505,552	1,534,123
Total liabilities and stockholders’ equity	$2,260,338	$2,259,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$994	$31,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	91,187	92,137
Equity in income of joint ventures	(5,994)	(7,101)
Stock-based compensation expense	15,554	14,282
Elimination of unrealized loss on sales to joint ventures	260	-
Deferred taxes	(4,360)	(16,049)
Unrealized foreign exchange loss (gain)	3,127	(6,047)
Changes in assets and liabilities:
Accounts receivable, net	(1,995)	15,118
Inventories	(2,691)	(9,020)
Other assets	(11,921)	(11,557)
Accounts payable and accrued liabilities	34,852	(17,289)
Other liabilities	(4,614)	12,931
Income taxes, net	(8,042)	(6,599)
Dividends received from joint ventures	4,662	498
Other	(4,273)	(3,333)
Net cash provided by operating activities	106,746	89,922

Cash flows from investing activities:
Capital expenditures	(56,948)	(54,316)
Proceeds from disposal of assets	-	5,000
Net cash used in investing activities	(56,948)	(49,316)

Cash flows from financing activities:
Release of (cash pledged for) collateral deposits, net	113	(415)
Proceeds from borrowings	1,794	-
Repurchase of common stock	(39,998)	(15,033)
Payment of withholding taxes on stock-based compensation plans	(5,003)	(2,588)
Repayment of financed insurance premium	(526)	(4,955)
Repayments of finance leases	(1,525)	(887)
Net cash used in financing activities	(45,145)	(23,878)

Effect of exchange rate changes on cash and cash equivalents	(2,560)	6,095
Net increase to cash and cash equivalents and restricted cash	2,093	22,823
Cash and cash equivalents and restricted cash at beginning of period	197,473	184,663
Cash and cash equivalents and restricted cash at end of period	$199,566	$207,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Six Months Ended June 30, 2025
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2025	116,295	$8,488	$(83,420)	$2,079,161	$14,470	$(527,215)	$1,491,484
Net Income	-	-	-	-	-	13,948	13,948
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	6,968	-	-	6,968
Common stock issued upon vesting of share-based awards	1,031	58	-	793	-	-	851
Treasury shares withheld	(304)	-	(3,425)	-	-	-	(3,425)
Acquisition of common stock	(994)	-	(10,020)	-	-	-	(10,020)
Balance at March 31, 2025	116,028	$8,546	$(96,865)	$2,086,922	$14,409	$(513,267)	$1,499,745
Net income	-	-	-	-	-	18,003	18,003
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,314	-	-	7,314
Common stock issued upon vesting of share-based awards	202	10	-	(10)	-	-	-
Acquisition of common stock	(637)	-	(5,013)	-	-	-	(5,013)
Balance at June 30, 2025	115,593	$8,556	$(101,878)	$2,094,226	$14,348	$(495,264)	$1,519,988

	Six Months Ended June 30, 2026
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2026	113,561	$8,559	$(127,137)	$2,110,177	$18,053	$(475,529)	$1,534,123
Net loss	-	-	-	-	-	(1,034)	(1,034)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,274	-	-	7,274
Common stock issued upon vesting of share-based awards	204	11	-	1,484	-	-	1,495
Treasury stock issued upon vesting of share-based awards	1,208	-	17,650	(17,650)	-	-	-
Treasury shares withheld	(372)	-	(6,375)	-	-	-	(6,375)
Acquisition of common stock	(1,210)	-	(19,998)	-	-	-	(19,998)
Balance at March 31, 2026	113,391	$8,570	$(135,860)	$2,101,285	$17,992	$(476,563)	$1,515,424
Net income	-	-	-	-	-	2,028	2,028
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	8,280	-	-	8,280
Common stock issued upon vesting of share-based awards	1	-	-	-	-	-	-
Treasury stock issued upon vesting of share-based awards	124	-	1,826	(1,826)	-	-	-
Acquisition of common stock	(1,297)	-	(19,999)	-	-	-	(19,999)
Treasury shares withheld	(8)	-	(120)	-	-	-	(120)
Balance at June 30, 2026	112,211	$8,570	$(154,153)	$2,107,739	$17,931	$(474,535)	$1,505,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

On July 13, 2026, Expro Ltd, a newly-formed Cayman Islands exempted company (“Expro Ltd”), became the new parent company of the Expro subsidiaries through a series of transactions (the “Redomicile”), including a cross-border legal merger whereby Expro Group Holdings N.V. merged with and into its subsidiary, Expro Luxembourg S.A., followed thereafter on the same day by a merger of Expro Luxembourg S.A. with and into Expro Ltd. Each outstanding share of common stock of Expro Group Holdings N.V. was automatically converted into one ordinary share of Expro Ltd. On July 14, 2026, the ordinary shares began trading on the NYSE under the existing ticker symbol "XPRO."

With roots dating to 1938, Expro Group Holdings N.V. (the “Company,” “Expro,” “we,” “our” or “us”) is a global provider of energy services with operations in over 60 countries. The Company’s portfolio of capabilities includes products and services related to well construction, well flow management, subsea well access, and well intervention and integrity. The Company’s portfolio of products and services enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

On October 30, 2025, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which the Company was authorized to acquire up to $100.0 million of its outstanding common stock from October 30, 2025 through December 31, 2026 (the “Stock Repurchase Program”). On July 13, 2026, the remaining authorization under the Stock Repurchase Program was approved by Expro Ltd's Board of Directors. Under the Stock Repurchase Program, Expro Ltd  may repurchase the Company’s ordinary shares in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements and the constraints specified in the Stock Repurchase Program, along with general business and market conditions. The Stock Repurchase Program does not obligate Expro Ltd to repurchase any particular number of ordinary shares, and it could be modified, suspended or discontinued at any time. During the six months ended June 30, 2026, the Company repurchased approximately 2.5 million shares at an average price of $15.95 per share, for a total cost of approximately $40.0 million. During the six months ended June 30, 2025, the Company repurchased approximately 1.6 million shares at an average price of $9.22 per share, for a total cost of approximately $15.0 million.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Basis of presentation and significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements reflect the accounts of the Company and its subsidiaries. All intercompany balances and transactions, including unrealized profits arising from them, have been eliminated for purposes of preparing these unaudited condensed consolidated financial statements. Investments in which we do not have a controlling interest, but over which we do exercise significant influence, are accounted for under the equity method of accounting.

The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our most recent Annual Report on Form 10-K for the year ended  December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2026 (the “Annual Report”).

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2026, the results of our operations for the three and six months ended June 30, 2026 and 2025 and our cash flows for the six months ended June 30, 2026 and 2025. Such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2026 or for any other period.

The unaudited condensed consolidated financial statements have been prepared on an historical cost basis using the United States dollar (“$” or “U.S. dollar”) as the reporting currency.

Significant accounting policies

Refer to Note 2 “Basis of presentation and significant accounting policies” of our consolidated financial statements as of and for the year ended December 31, 2025, which are included in our most recent Annual Report for a discussion of our significant accounting policies. There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our consolidated financial statements as of and for the year ended  December 31, 2025.

Recent accounting pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) generally in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense” (“ASU 2024-03”), which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This ASU requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. The amendments in ASU 2024-03 are effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

All other recently issued ASUs were assessed and were either determined to be not applicable or are expected to have immaterial impact on our consolidated financial position, results of operations and cash flows.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Business combinations and dispositions

Coretrax

On  May 15, 2024 (“Coretrax Closing Date”), CTL UK Holdco Limited, a company incorporated and registered in England and Wales (“Coretrax”), was acquired (the “Coretrax Acquisition”), by our wholly owned subsidiary, Expro Holdings UK 3 Limited with an effective date of May 1, 2024. The acquisition will enable Expro to expand its portfolio of cost-effective, technology-enabled Well Construction and Well Intervention & Integrity solutions.

We estimated the fair value of consideration for the Coretrax Acquisition to be $186.7 million, including cash consideration of $31.3 million, net of cash received, equity consideration of $142.8 million, and contingent consideration of $3.3 million, subject to a true-up for customary working capital adjustments.

The contingent consideration arrangement required the Company to pay the former owners of Coretrax additional consideration based on Expro’s stock price and foreign exchange rate movement during a period of up to 150 days following the Coretrax Closing Date. The fair value of the contingent consideration arrangement of $3.3 million was estimated based on a Monte Carlo valuation model which used the historic performance of Expro’s stock price and the GBP to USD exchange rate and was reflected in “Other current liabilities” on the unaudited condensed consolidated balance sheet. That measure was based on significant inputs that are not observable in the market, referred to as Level 3 inputs in accordance with ASC 820. To the extent our estimates and assumptions changed during the measurement period and such changes were based on facts and circumstances that existed as of the Coretrax Closing Date, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to goodwill. To the extent our estimates and assumptions changed based on facts and circumstances subsequent to the Coretrax Closing Date or after the measurement period, an adjustment to the contingent consideration liability was recorded with an offsetting adjustment to earnings during the applicable period.

In July 2024, the Company entered into a Deed of Amendment to the Stock Purchase Agreement with the sellers party thereto (the “Sellers”), pursuant to which, among other things, (i) all obligations relating to the true up payments and completion statement under the Stock Purchase Agreement were released and (ii) the escrow agent was instructed to (A) sell a sufficient number of escrow shares on behalf of the Sellers to generate proceeds of $8.0 million, (B) transfer such proceeds to the Company and (C) transfer the remaining escrow shares to the Sellers. Based on the final calculation of the contingent consideration arrangement, the Company recognized $7.5 million as the settlement of the contingent consideration arrangement and the remaining $0.5 million was a reduction to the consideration transferred related to customary working capital adjustments.

The Coretrax Acquisition is accounted for as a business combination and Expro has been identified as the acquirer for accounting purposes. As a result, the Company has in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for Coretrax’s assets acquired and liabilities assumed.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the allocation of the Coretrax Acquisition consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the Coretrax Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed (in thousands):

	Initial allocation of the consideration	Measurement period adjustments	Final allocation of the consideration
Cash and cash equivalents	$9,315	$-	$9,315
Accounts receivables, net	31,414	(1,131)	30,283
Inventories	16,933	-	16,933
Other current assets	3,170	(31)	3,139
Property, plant and equipment	28,685	(110)	28,575
Goodwill	95,773	4,182	99,955
Intangible assets	101,650	-	101,650
Operating lease right-of-use assets	2,581	-	2,581
Total assets	289,521	2,910	292,431

Accounts payable and accrued liabilities	25,529	-	25,529
Operating lease liabilities	825	-	825
Current tax liabilities	1,300	(683)	617
Other current liabilities	11,098	7,110	18,208
Non-current tax liabilities	8,096	1,752	9,848
Deferred tax liabilities	25,616	(4,778)	20,838
Non-current operating lease liabilities	1,756	-	1,756
Long-term borrowings	28,147	-	28,147
Total liabilities	102,367	3,401	105,768

Fair value of net assets acquired	$187,154	$(491)	$186,663

The preliminary valuation of the assets acquired and liabilities assumed, including other liabilities, in the Coretrax Acquisition initially resulted in a goodwill of $95.8 million. During April 2025, the Company finalized the valuation and recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to customary purchase price adjustments. The measurement period adjustments resulted in an increase in goodwill of $4.2 million, for final total goodwill associated with the Coretrax Acquisition of $100.0 million.

The intangible assets will be amortized on a straight-line basis over an estimated 1 to 15 years life. We expect annual amortization to be approximately $8.9 million associated with these intangible assets. An associated deferred tax liability has been recorded for these intangible assets. Refer to Note 14 “Intangible assets, net” for additional information regarding the various acquired intangible assets.

The goodwill related to the Coretrax Acquisition consists largely of the synergies and economies of scale expected from the acquired technology and customer relationships and contracts. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present.

Enhanced Drilling

On May 4, 2026, Expro announced that it had agreed to acquire Norway-based Enhanced Well Technologies Group AS (“Enhanced Drilling”), a technology leader in managed pressure drilling solutions (the "Enhanced Drilling Acquisition"). On July 23, 2026, Expro closed the previously announced acquisition of Enhanced Drilling. Under the terms of the agreement Expro purchased Enhanced Drilling for 2 billion Norwegian kroner (“NOK”) in cash (or approximately $215 million) plus customary closing and working capital adjustments. The Company is in the process of completing its valuation of the acquired assets and assumed liabilities; accordingly, the preliminary allocation of the purchase price will be disclosed in a subsequent filing once the valuation process has been completed.

The Enhanced Drilling Acquisition will be accounted for as a business combination and Expro has been identified as the acquirer for accounting purposes. As a result, the Company has in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for Enhanced Drilling’s assets acquired and liabilities assumed.

Although this Form 10-Q was filed after the completion of Enhanced Drilling Acquisition, information set forth herein only relates to the results of operations for Expro for the quarter and year-to-date periods ended June 30, 2026 and 2025 and does not include any financial information for such periods.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2026 and December 31, 2025, were as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	9,313	9,313
Long-term borrowings	-	79,065	-	79,065
Finance lease liabilities	-	13,664	-	13,664

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	9,470	9,470
Long-term borrowings	-	79,065	-	79,065
Finance lease liabilities	-	15,121	-	15,121

We have certain contingent consideration assets and liabilities related to acquisitions which are measured at fair value using Level 3 inputs. The amount of contingent consideration due from or due to the sellers is based on the achievement of agreed-upon financial performance metrics by the acquired company, as determined by the terms of the contingent consideration agreements with the sellers of each acquired company. We record a liability at the time of the acquisition based on the present value of management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. After the date of acquisition, we update the original valuation to reflect the passage of time and current projections of future results of the acquired companies. Accretion of, and changes in the valuations of, contingent consideration are reported on the condensed consolidated statement of operations within “Severance and other expense”.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Business segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our chief executive officer (“CEO”), in deciding how to allocate resources and assess performance. Our operations are comprised of four operating segments which also represent our reportable segments and are aligned with our geographic regions as below:

•	North and Latin America (“NLA”),
•	Europe and Sub-Saharan Africa (“ESSA”),
•	Middle East and North Africa (“MENA”), and
•	Asia-Pacific (“APAC”).

Each reportable segment provides products and services in well construction, well flow management, subsea well access and well intervention and integrity to operators within their respective geographic regions. The reportable segments are separately managed business units consistent with the way our CODM manages the business. Activity in each region may vary and may not be responsive to changes in the broader global oil and gas market, and demand for our various offerings will generally benefit all product lines in that region. Assets used in support of our operations can in many instances be moved from country to country within a region, with relative ease as compared to moving between regions, in order to address demand.

The accounting policies of the segments are the same as those described in Note 2 “Basis of presentation and significant accounting policies.”

Our CODM regularly evaluates the performance of our operating segments using Segment EBITDA, which we define as income (loss) before income taxes adjusted for corporate costs, equity in income of joint ventures, depreciation and amortization expense, impairment expense, severance and other expense, gain (loss) on disposal of assets, foreign exchange (gains) losses, merger and integration expense, other income (expenses), net, interest and finance expense, net and stock-based compensation expense.

The CODM uses Segment EBITDA to allocate resources (including employees, property and capital resources) to each segment predominantly in the annual budget and forecasting process. Our CODM assesses the performance using Segment EBITDA to compare the results of each segment with one another and considers budget-to-actual variances on a monthly basis. Our CODM also uses Segment EBITDA to evaluate product pricing and determine the compensation of certain employees.

The following tables present our revenue, significant segment expenses and Segment EBITDA disaggregated by our operating segments and reconciliation to income before income taxes (in thousands):

	Three Months Ended June 30, 2026
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$129,287	$126,687	$90,135	$47,073	$393,182
Compensation and related cost	(56,193)	(50,097)	(29,687)	(20,720)
Cost of product, materials, and supplies	(30,358)	(28,929)	(20,940)	(13,255)
Other (1)	(16,654)	(13,590)	(6,792)	(4,557)
Total Segment EBITDA	$26,082	$34,071	$32,716	$8,541	$101,410
Corporate costs (2)					(28,130)
Equity in income of joint ventures					2,763
Depreciation and amortization expense					(45,792)
Merger and integration expense					(3,634)
Severance and other expense					(2,572)
Stock-based compensation expense					(9,560)
Foreign exchange loss					(1,351)
Other expense, net					(242)
Interest and finance expense, net					(2,712)
Income before income taxes					$10,180

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2025
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$142,582	$132,367	$91,016	$56,775	$422,740
Compensation and related cost	(58,228)	(48,261)	(30,070)	(21,961)
Cost of product, materials, and supplies	(35,061)	(31,460)	(21,566)	(14,624)
Other (1)	(15,384)	(13,011)	(6,809)	(5,396)
Total Segment EBITDA	$33,909	$39,635	$32,571	$14,794	$120,909
Corporate costs (2)					(29,853)
Equity in income of joint ventures					3,395
Depreciation and amortization expense					(46,716)
Merger and integration expense					(2,267)
Severance and other expense					(6,711)
Stock-based compensation expense					(7,314)
Foreign exchange gain					4,518
Other income, net					280
Interest and finance expense, net					(4,279)
Income before income taxes					$31,962

	Six Months Ended June 30, 2026
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$257,470	$240,606	$171,798	$90,881	$760,755
Compensation and related cost	(111,450)	(97,130)	(60,094)	(40,673)
Cost of product, materials, and supplies	(62,797)	(52,818)	(41,230)	(25,823)
Other (1)	(31,204)	(25,082)	(14,191)	(8,648)
Total Segment EBITDA	$52,019	$65,576	$56,283	$15,737	$189,615
Corporate costs (2)					(56,657)
Equity in income of joint ventures					5,994
Depreciation and amortization expense					(91,187)
Merger and integration expense					(3,922)
Severance and other expense					(5,798)
Stock-based compensation expense					(16,834)
Foreign exchange loss					(1,690)
Other income, net					105
Interest and finance expense, net					(4,263)
Income before income taxes					$15,363

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2025
	NLA	ESSA	MENA	APAC	Consolidated
Revenue	$276,860	$244,740	$184,570	$107,442	$813,612
Compensation and related cost	(112,542)	(92,096)	(62,862)	(42,333)
Cost of product, materials, and supplies	(70,672)	(60,442)	(41,555)	(29,082)
Other (1)	(29,352)	(23,379)	(13,414)	(10,371)
Total Segment EBITDA	$64,294	$68,823	$66,739	$25,656	$225,512
Corporate costs (2)					(61,934)
Equity in income of joint ventures					7,101
Depreciation and amortization expense					(92,137)
Merger and integration expense					(4,007)
Severance and other expense					(12,793)
Stock-based compensation expense					(14,282)
Foreign exchange gain					2,530
Other income, net					1,934
Interest and finance expense, net					(7,730)
Income before income taxes					$44,194

(1)	Other segment expenses consist primarily of facilities, sales and purchase tax, motor vehicles, insurance, professional and other costs.
(2)

Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments but are not attributable to a particular operating segment, including central product line management, research, engineering and development, logistics, sales and marketing and health and safety.

The following table presents total assets by geographic region and assets held centrally. Assets held centrally include certain property plant and equipment, investments in joint ventures, collateral deposits, income tax related balances, corporate cash and cash equivalents, accounts receivable and other current and non-current assets, which are not included in the measure of segment assets reviewed by the CODM:

	June 30,	December 31,
	2026	2025
NLA	$781,964	$801,318
ESSA	556,703	569,518
MENA	384,361	391,038
APAC	195,175	200,786
Assets held centrally	342,135	296,775
Total	$2,260,338	$2,259,435

The following table presents our capital expenditures disaggregated by our operating segments (in thousands):

	Six Months Ended June 30,
	2026	2025
NLA	$9,612	$26,605
ESSA	8,204	11,037
MENA	24,628	9,152
APAC	4,513	6,730
Assets held centrally	9,991	792
Total	$56,948	$54,316

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 “Business segment reporting,” as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into main areas of capabilities.

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Well construction	$132,483	$141,623	$255,088	$272,036
Well management	260,699	281,117	505,667	541,576
Total	$393,182	$422,740	$760,755	$813,612

Contract balances

We perform our obligations under contracts with our customers by transferring services and products in exchange for consideration. The timing of our performance often differs from the timing of our customer’s payment, which results in the recognition of unbilled receivables and deferred revenue.

Unbilled receivables are initially recognized for revenue earned on completion of the performance obligation which are not yet invoiced to the customer. The amounts recognized as unbilled receivables are reclassified to trade receivable upon billing. Deferred revenue represents the Company’s obligation to transfer goods or services to customers for which the Company has received consideration, in full or part, from the customer.

Contract balances consisted of the following as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Trade receivable, net (included within accounts receivable, net)	$333,949	$319,288
Unbilled receivables (included within accounts receivable, net)	$150,720	$154,833
Contract assets (included within accounts receivable, net)	$-	$10,337
Deferred revenue (included within other liabilities)	$19,754	$17,132

Contract assets include unbilled amounts resulting from sales under our long-term construction-type contracts when revenue recognized exceeds the amount billed to the customer and right to payment is conditional or subject to completing a milestone, such as a phase of the project. Contract assets are not considered a significant financing component, as they are intended to protect the customer in the event that we do not perform our obligations under the contract. Contract assets are generally classified as current, as it is very unusual for us to have contract assets with a term of greater than one year. Our contract assets are reported in a net position on a contract-by-contract basis at the end of each reporting period.

The Company recognized revenue during the three and six months ended  June 30, 2026 of $3.1 million and $5.4 million, respectively, and the three and six months ended  June 30, 2025 of $1.0 million and $2.2 million, respectively, out of the deferred revenue balance as of the beginning of the applicable period.

As of June 30, 2026, $18.9 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the unaudited condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the unaudited condensed consolidated balance sheets.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long-term construction contracts, revenue allocated to remaining performance obligations is immaterial as of June 30, 2026.

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate (“AETR”) to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the six months ended June 30, 2026, we concluded, consistent with prior periods, that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the six months ended June 30, 2026.

Our effective tax rates was 109.9% and 153.4% for the three and six months ended June 30, 2026, respectively, and was 48.9% and 33.0% for the three and six months ended June 30, 2025, respectively.

Our effective tax rate was driven primarily by the mix of taxable income between jurisdictions with different tax regimes, in particular in our MENA and ESSA regions and jurisdictions subject to deemed profit taxes.

Impact of the One Big Beautiful Bill Act (OBBBA)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing various changes to U.S. federal tax law. We did not experience a material impact from the OBBBA for the six months ended June 30, 2026 or the fiscal year ended  December 31, 2025.

8.	Investment in joint ventures

We have investments in two joint venture companies, which together provide us access to certain Asian markets that otherwise would be challenging for us to penetrate or develop effectively on our own. COSL-Expro Testing Services (Tianjin) Co. Ltd (“CETS”), in which we have a 50% equity interest, has extensive offshore well testing and completions capabilities and a reputation for providing technology-driven solutions in China. Similarly, PV Drilling Expro International Co. Ltd. (“PVD-Expro”) in which we have a 49% equity interest, offers the full suite of Expro products and services, including well testing and completions, in Vietnam. Both of these are strategic to our activities and offer the full capabilities and technology of Expro, but each company is independently managed.

The carrying value of our investment in joint ventures as of June 30, 2026, and December 31, 2025, was as follows (in thousands):

	June 30,	December 31,
	2026	2025
CETS	$77,363	$76,825
PVD-Expro	2,416	1,881
Total	$79,779	$78,706

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accounts receivable	$501,478	$506,422
Less: Expected credit losses	(16,809)	(21,964)
Total	$484,669	$484,458

Current	477,237	477,026
Non – current	7,432	7,432
Total	$484,669	$484,458

10.	Inventories

Inventories consisted of the following as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Finished goods	$20,451	$13,200
Raw materials, equipment spares and consumables	140,064	149,958
Work-in-progress	10,071	4,737
Total	$170,586	$167,895

11.	Other assets and liabilities

Other assets consisted of the following as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Prepayments	$51,545	$44,031
Value-added tax receivables	36,719	33,115
Collateral deposits	1,050	1,163
Deposits	11,339	10,963
Other	14,567	14,156
Total	$115,220	$103,428

Current	98,202	86,287
Non – current	17,018	17,141
Total	$115,220	$103,428

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Deferred revenue	$19,754	$17,132
Other tax and social security	32,478	32,751
Provisions	51,583	57,058
Contingent consideration liabilities	9,313	9,470
End of service benefits	16,197	15,883
Other	6,708	7,088
Total	$136,033	$139,382

Current	99,835	103,379
Non – current	36,198	36,003
Total	$136,033	$139,382

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accounts payable – trade	$136,487	$101,334
Payroll, vacation and other employee benefits	41,802	44,311
Accruals for goods received not invoiced	16,812	15,431
Other accrued liabilities	109,707	107,512
Total	$304,808	$268,588

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Cost:
Land	$22,176	$22,176
Land improvements	3,403	3,352
Buildings and lease hold improvements	109,702	108,857
Plant and equipment	1,272,527	1,221,892
	1,407,808	1,356,277
Less: Accumulated depreciation	(893,195)	(833,120)
Total	$514,613	$523,157

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of June 30, 2026 and December 31, 2025 and included in amounts above is as follows (in thousands):

	June 30,	December 31,
	2026	2025
Cost:
Buildings	$20,344	$20,344
Plant and equipment	3,299	3,299
	23,643	23,643
Less: Accumulated amortization	(14,803)	(13,694)
Total	$8,840	$9,949

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $33.1 million and $65.6 million for the three and six months ended June 30, 2026, respectively, and $33.8 million and $66.4 million for the three and six months ended June 30, 2025, respectively.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025			June 30, 2026
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$302,605	$(205,050)	$97,555	$302,605	$(191,639)	$110,966	7.0
Trademarks	64,244	(48,574)	15,670	64,244	(46,096)	18,148	4.0
Technology	229,022	(117,934)	111,088	229,022	(110,527)	118,495	9.8
Software	27,660	(23,999)	3,661	25,356	(21,636)	3,720	0.9
Total	$623,531	$(395,557)	$227,974	$621,227	$(369,898)	$251,329	8.1

Amortization expense for intangible assets was $12.7 million and $25.6 million for the three and six months ended June 30, 2026, respectively, and $12.9 million and $25.7 million for the three and six months ended June 30, 2025, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Coretrax Acquisition (in thousands):

	Acquired Fair Value	Weighted average life (years)
Coretrax:
CR&C	$45,883	13.0
Trademarks	5,251	5.0
Software	648	1.0
Technology	49,868	10-15
Total	$101,650	13.0

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Goodwill

Our reporting units are our operating segments which are NLA, ESSA, MENA and APAC.

The allocation of goodwill by operating segment as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30,	December 31,
	2026	2025
NLA	$161,986	$161,986
ESSA	101,385	101,385
MENA	51,595	51,595
APAC	33,592	33,592
Total	$348,558	$348,558

The following table summarizes the goodwill by operating segment which were acquired pursuant to the Coretrax Acquisition (in thousands):

Coretrax
NLA	$21,557
ESSA	18,066
MENA	46,155
APAC	14,177
Total	$99,955

No impairment charges related to goodwill have been recorded during the three and six months ended June 30, 2026.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Interest bearing loans

New Credit Facility

On July 23, 2025, the Company and certain subsidiaries entered into a new senior secured credit facility (the “New Credit Facility”) with DNB Bank ASA, London Branch, as agent, and other lenders, in an aggregate principal amount of up to $500.0 million. This includes a $400.0 million revolving credit facility and a $100.0 million 364-day term bridge loan. The facility matures on July 30, 2029, and replaces the Company’s previous credit agreement dated October 1, 2021, as amended on October 6, 2023 (the “Prior Facility Agreement”).

On May 8, 2026, the Company voluntarily cancelled the $100 million 364-day term bridge loans, and increased the New Credit Facility by $50 million, for an aggregate principal amount of up to $450 million. All material terms, including maturity, covenants, and pricing remain unchanged.

Proceeds from the revolving facility may be used for general corporate purposes, and proceeds from the bridge facility may be used for acquisitions, capital expenditures related to acquisitions, and related expenses.

The facility is jointly and severally guaranteed by certain subsidiaries and secured by first-priority liens on equity interests, operating accounts, and other assets, subject to customary exceptions. The guarantors must represent at least 80% of consolidated EBITDA and include subsidiaries individually contributing 5.0% or more of EBITDA.

Borrowings bear interest at a floating rate (subject to a 0.00% floor) plus a net leverage-linked margin ranging from 2.00% to 3.25% loans. Utilization fees of up to 0.40% apply depending on usage levels, and unused commitments are subject to a commitment fee equal to 35% of the applicable margin.

The agreement includes customary affirmative and negative covenants, including limitations on asset sales, indebtedness, investments, distributions, and affiliate transactions. Financial covenants require a minimum interest coverage ratio of 3.5x and a total net leverage ratio cap of 2.75x, tested quarterly. Events of default include payment defaults, covenant breaches, misrepresentations, insolvency events, and revocation of guarantees. The agreement also contains cross-default provisions and requires prepayment in certain events such as asset sales, change of control, or illegality. We are in compliance with all our debt covenants as of  June 30, 2026.

As of  June 30, 2026, we had $79.1 million of long-term borrowings outstanding under the New Credit Facility. The effective interest rate on our outstanding long-term borrowings was 8.7%. As of December 31, 2025, we had $79.1 million of long-term borrowings outstanding under the New Credit Facility, with effective interest rate of 7.5%. We utilized $78.6 million and $67.5 million of the New Credit Facility as of  June 30, 2026 and  December 31, 2025 respectively, for bonds and guarantees.

On July 13, 2026, Expro Ltd assumed the obligations of Expro Group Holdings N.V. under the New Credit Facility in connection with the Redomicile.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. We entered into contractual commitments for the acquisition of property, plant and equipment totaling $42.6 million and $52.0 million as of  June 30, 2026 and December 31, 2025, respectively.

Contingencies

Certain conditions may exist as of the date our unaudited condensed consolidated financial statements are issued that may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. Our management, with input from legal counsel, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings pending against us or unasserted claims that may result in proceedings, our management, with input from legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates it is probable a material loss has been incurred and the amount of liability can be reasonably estimated, then the estimated liability would be accrued in our unaudited condensed consolidated financial statements. If the assessment indicates a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of June 30, 2026 and December 31, 2025. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of prior service credit	$61	$61	$122	$122
Interest cost	(1,967)	(1,946)	(3,979)	(3,800)
Expected return on plan assets	2,352	2,254	4,732	4,387
Total	$446	$369	$875	$709

The Company contributed $1.5 million and $3.0 million for the three and six months ended June 30, 2026, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2025, respectively, to defined benefit schemes.

Amortization of prior service credit, interest cost and expected return on plan assets have been recognized in “Other (expense) income, net” in the unaudited condensed consolidated statements of operations.

19.	Earnings per share

Basic earnings per share attributable to Company stockholders is calculated by dividing net income attributable to the Company by the weighted-average number of common shares outstanding for the period. Diluted earnings per share attributable to Company stockholders is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, assuming all potentially dilutive shares were issued. We apply the treasury stock method to determine the dilutive weighted average common shares represented by unvested restricted stock units, stock options and Employee Stock Purchase Program (“ESPP”) shares.

The calculation of basic and diluted earnings per share attributable to Company stockholders for the three and six months ended June 30, 2026 and 2025, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,028	$18,003	$994	$31,951

Basic weighted average number of shares outstanding	113,099	115,445	113,360	115,829
Effect of dilutive securities:
Unvested restricted stock units	1,319	46	1,663	370
ESPP shares	29	18	26	18
Diluted weighted average number of shares outstanding	114,447	115,509	115,049	116,217

Total basic earnings per share	$0.02	$0.16	$0.01	$0.28
Total diluted earnings per share	$0.02	$0.16	$0.01	$0.27

For the three and six months ended June 30, 2026, approximately $4.2 million and $3.7 million outstanding equity awards were excluded respectively, because the exercise price exceeded the average market price of the Company's common stock. For the three and six months ended June 30, 2025, approximately 6.8 million and 5.7 million outstanding equity awards were excluded respectively, because the exercise price exceeded the average market price of the Company's common stock.

Expro Group Holdings N.V.
Notes to Unaudited Condensed Consolidated Financial Statements

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence. During the three and six months ended June 30, 2026, goods and services provided to related parties was $1.2 million and $1.9 million, respectively, and less than $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2026, material goods and services received from related parties was less than $0.1 million and $0.1 million, respectively, and less than $0.1 million for both the three and six months ended June 30, 2025.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was immaterial for three and six months ended June 30, 2026, and less than $0.1 million for both the three and six months ended June 30, 2025.

Further, we received dividends from CETS totaling nil and $4.7 million during the three and six months ended June 30, 2026 , respectively, and dividends from PVD-Expro totaling $0.5 million for both the three and six months ended June 30, 2025.

As of  June 30, 2026 and December 31, 2025 amounts receivable from related parties were $2.5 million and $0.9 million, respectively, and amounts payable to related parties were less than $0.1 million and nil, respectively.

21.	Stock-based compensation

Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three and six months ended June 30, 2026 was $9.1 million and $15.9 million, respectively. Stock-based compensation expense relating to LTIP RSUs and PRSUs for the three and six months ended June 30, 2025 was $7.1 million and $13.7 million, respectively.

During the six months ended June 30, 2026, 1,313,819 RSUs and 366,711 PRSUs were granted to employees and directors at a weighted average grant date fair value of $16.82 per RSU and $22.72 per PRSU.

During the three and six months ended June 30, 2026 we recognized $0.5 million & $0.9 million, respectively, of compensation expense related to stock purchased under the ESPP and its sub-plans. The Company recognized ESPP expense for the three and six months ended June 30, 2025 of $0.2 million & $0.6 million, respectively.

22.	Supplemental cash flow

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$27,234	$34,692
Cash paid for interest, net	$4,598	$5,243
Change in accounts payable and accrued expenses related to capital expenditures	$2,341	$6,967

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. References herein to the “Company,” “Expro,” “we,” “our” or “us” refer to (i) Expro Ltd, a newly-formed Cayman Islands exempted company (“Expro Ltd”), following the Redomicile (as defined below) and (ii) Expro Group Holdings N.V. prior to the Redomicile, in each case, except where the context requires otherwise.

This section contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations, and involve risks and uncertainties. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements because of various factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q and our Annual Report.

Overview of Business

Working for clients across the entire well life cycle, we are a leading provider of energy services, offering cost-effective, innovative solutions and what we consider to be best-in-class safety and service quality. With roots dating to 1938, we have approximately 7,000 employees and provide services and solutions to leading exploration and production companies in both onshore and offshore environments in over 60 countries. Our extensive portfolio of capabilities spans well construction, well flow management, subsea well access, and well intervention and integrity solutions.

Well Construction

•

Our well construction products and services support customers’ new wellbore drilling, wellbore completion and recompletion, and wellbore plug and abandonment requirements. We offer advanced technology solutions in tubular running services, tubular products, cementing, drilling and wellbore cleanup. With a focus on innovation, we are continuing to advance the way wells are constructed by optimizing process efficiency on the rig floor, developing new methods to handle and install tubulars, and mitigating well integrity risks. We believe we are a market leader in deepwater tubular running services and solutions. In recent years, we have added a range of lower-risk, open water cementing solutions. We also offer a range of performance drilling tools designed to mitigate risk and optimize drilling efficiency, including proprietary downhole circulation tools and hydraulic pipe recovery systems.

Well Management

Our well management offerings consist of well flow management, subsea well access and well intervention and integrity services:

•	Well flow management: We gather valuable well and reservoir data, with a particular focus on well-site safety and environmental impact. We provide global, comprehensive well flow management systems for the safe production, measurement and sampling of hydrocarbons from a well, including well testing during the exploration and appraisal phase of a new field; flowback and clean-up of a new well prior to production; and in-line testing of a well during its production life. We also provide early production facilities to accelerate production; production enhancement packages to enhance reservoir recovery rates through the realization of production that was previously locked within the reservoir; flare reduction and other emissions management solutions; and metering and other well surveillance technologies to monitor and measure flow and other characteristics of wells.

•	Subsea well access: With nearly 50 years of experience providing a wide range of fit-for-purpose subsea well access solutions, our technology aims to provide safe well access and optimized production throughout the lifecycle of the well. We provide what we believe to be the most reliable, efficient and cost-effective subsea well access systems for exploration and appraisal, development, intervention and abandonment, including an extensive portfolio of standard and bespoke Subsea Test Tree Assemblies (“SSTA”) and a range motion-compensating and other surface handling equipment. We also provide services and solutions through a rig-deployed Intervention Riser System (“IRS”) utilizing rigs owned by a third party and have capabilities for vessel-deployed services. In addition, we provide systems integration and project management services.

•	Well intervention and integrity: We provide well intervention solutions to acquire and interpret well data, maintain and restore well bore integrity and improve production. In addition to our extensive fleet of mechanical and cased hole wireline units, we have recently introduced and acquired a number of cost-effective, innovative well intervention services, including CoilHose™, a lightweight, small-footprint solution for wellbore lifting, cleaning and chemical treatments; Octopoda™, for fluid treatments in wellbore annuli; Galea™, an autonomous well intervention solution; and expandable casing patches designed to repair damaged production casing or isolate existing perforations prior to refracturing a well (a so called “patch and perf”). We also possess several other distinct technical capabilities, including fiber optic-enabled data acquisition and interpretation services, non-intrusive metering technologies and wireless telemetry systems for reservoir monitoring.

We operate a global business and have a diverse and relatively stable customer base that is comprised of national oil companies (“NOC”), international oil companies (“IOC”), independent exploration and production companies (“Independents”) and service partners. We have strong relationships with a number of the world’s largest NOCs and IOCs, some of which have been our customers for decades. We are dedicated to safely and sustainably delivering maximum value to our customers.

We organize and manage our operations on a geographical basis. Our reporting structure and the key financial information used by our management team is organized around our four operating segments: (i) North and Latin America (“NLA”), (ii) Europe and Sub-Saharan Africa (“ESSA”), (iii) Middle East and North Africa (“MENA”) and (iv) Asia-Pacific (“APAC”).

Redomicile Transaction

On July 13, 2026, Expro Ltd became the new parent company of the Expro group through a series of transactions (the “Redomicile”), including a cross-border legal merger whereby Expro Group Holdings N.V. merged with and into its subsidiary, Expro Luxembourg S.A., followed thereafter on the same day by a merger of Expro Luxembourg S.A. with and into Expro Ltd. Each outstanding share of common stock of Expro Group Holdings N.V. was automatically converted into one ordinary share of Expro Ltd. On July 14, 2026, the ordinary shares began trading on the NYSE under the existing ticker symbol "XPRO."

How We Generate Our Revenue

Our revenue is derived primarily from providing services in well construction, well flow management, subsea well access and well intervention and integrity to operators globally. Our revenue includes equipment service charges, personnel charges, run charges and consumables. Some of our contracts allow us to charge for additional deliverables, such as the costs of mobilization of people and equipment and customer specific engineering costs associated with a project. We also procure products and services on behalf of our customers that are provided by third parties for which we are reimbursed with a mark-up or in connection with an integrated services contract. We also design, manufacture and sell equipment, which is typically done in connection with a related operations and maintenance arrangement with a particular customer. In addition, we also generate revenue from the sale of certain well construction products.

Market Conditions and Commodity Prices

The second quarter of 2026 was marked by increased volatility as a result of conflict in the Persian Gulf and resultant effective closure of the Strait of Hormuz. On June 18, the US and Iran signed a memorandum of understanding (MOU) in an effort to end the conflict and open the strait. Following the signing of the MOU, reports indicated a significant uptick in tanker traffic moving through the region to both load and deliver crude oil and petroleum products. The increase in oil flows through the strait has been a primary driver of downward pressure on oil prices in recent weeks. However, tensions between the two sides have escalated once more, with oil markets reacting quickly to the renewed geopolitical risk, driving upward price pressure. The move highlights how sensitive prices remain to any further escalation around the Strait of Hormuz, and even if physical disruptions subside, uncertainty around vessel safety, insurance costs, potential delays, and the risk of further retaliation is likely to keep volatility elevated in the near term.

According to the Energy Information Administration (“EIA”), average daily oil demand fell by 2.5 million b/d in the second quarter compared to the previous quarter. High fuel prices, fuel shortages, and government efforts to curtail fuel use have reduced demand in recent months, helping limit global inventory draws despite the loss of supply due to the Middle East conflict. Global oil consumption is expected to decrease by an average of 1.2 million b/d for 2026 overall - largely driven by non-OECD countries - before a rebound occurs in 2027 as oil prices subside and supply flows return.

Brent crude oil prices reached a daily peak of $138/bbl in early April, averaging $100/bbl for the month as a whole as tensions in the Middle East rose significantly. By the end of the quarter, prices pulled back, averaging $85/bbl in June with a daily low price of $70/bbl by the end of June as the signing of the MOU between the US and Iran effectively reopened the Strait of Hormuz, allowing flows to resume through the critical chokepoint. At the time of writing, Brent prices have risen to near $79/bbl as attacks on commercial vessels have triggered a fresh round of strikes between the two warring sides, essentially stopping traffic through the Strait once more.

There are a number of market factors that have had, and may continue to have, an effect on our business, including:

•	The market for energy services and our business is substantially dependent on the price of oil and, to a lesser extent, the regional price of gas, which are both driven by market supply and demand. Changes in oil and gas prices impact customer willingness to spend on exploration and appraisal, development, production, and abandonment activities. The extent of the impact of a change in oil and gas prices on these activities varies extensively between geographic regions, types of customers, types of activities and the financial returns of individual projects.
•	Activity related to gas and liquified natural gas (“LNG”) production (and associated asset development) continues to grow as demand outpaces supply and long-term energy security rises to the top of operators and government agendas. More broadly, the net-zero targets of many nations requires a transition to lower-carbon sources such as natural gas and LNG, resulting in increased investment in the production of the fuels.
•	International and offshore activity drives the majority growth throughout 2026. We also see an increased demand for services related to brownfield and production enhancement and infield development programs as operators strive to maximize their previous investments and maintain production with a lower carbon footprint. In addition, we have seen an increase in demand for production optimization technologies, especially in support of gas and LNG developments.
•	Expro remains selective in pursuing low-carbon opportunities that support operators’ drive for increased sustainability in their hydrocarbon production, including early-stage carbon capture and storage and flare reduction. While the broader trend toward decarbonization continues, our customers focus remains on energy security and returns driven by their core hydrocarbon businesses.

Outlook

Looking ahead, we continue to see a supportive backdrop for offshore and international energy markets despite a complex geopolitical environment. Ongoing instability in the Middle East has reinforced the importance of energy security, supply diversification, and resilient energy infrastructure. While near-term uncertainty remains, operators continue to prioritize long-term investment in strategic energy developments.

Global supply and demand fundamentals remain constructive. Steady growth in energy demand, particularly across emerging economies, continues to support investment in conventional energy projects. Across the industry, operators remain focused on securing reliable production capacity while maintaining capital discipline and concentrating investment on advantaged assets capable of generating resilient returns across commodity price cycles.

Efficiency has become an increasingly important investment driver. Operators are placing greater emphasis on technology-enabled performance improvements, automation, reliability, production optimization, and structural cost reduction initiatives to improve project economics and maximize returns. Supply chain resilience also remains a key focus, driving greater diversification of activity across multiple offshore basins and encouraging investment in regional capabilities that support project execution with greater certainty and flexibility.

The Atlantic Margin remains an important area of focus, with continued interest in developments across West Africa, the North Sea, and North and South America. We also expect LNG to remain a major driver of capital allocation, supported by energy security requirements and the growing role of natural gas in meeting global energy demand, providing ample opportunity for both our Well Construction and Subsea businesses.

While supply chain conditions have improved relative to recent years, selected offshore and deepwater service segments continue to experience cost pressure, reinforcing operator focus on development efficiency and project economics.

At the same time, production optimization and brownfield enhancement remain attractive investment areas. In mature hydrocarbon provinces such as Algeria, where Expro holds a strong presence, the majority of production comes from mature and semi-mature fields, operators continue to prioritize recovery improvement, production efficiency, integrity management, and field life extension initiatives. These trends support demand for intervention, integrity, production optimization, and flow management solutions while contributing to long-term production sustainability.

Overall, we believe these market dynamics position Expro well to support our customers and capture opportunities across our global portfolio.

How We Evaluate Our Operations

We use a number of financial and operational measures to routinely analyze and evaluate the performance of our business, including Revenue and Adjusted EBITDA.

Revenue: We analyze our performance by comparing actual monthly revenue by operating segments and areas of capabilities to our internal projections for each month. Our revenue is primarily derived from well construction, well flow management, subsea well access and well intervention and integrity solutions.

Segment EBITDA: We use Segment EBITDA to assess the performance and compare the results of each segment with one another and consider budget-to-actual variances on a monthly basis. Segment EBITDA excludes non-cash charges and corporate transactions not related to the operating activities of our segments and allows more meaningful analysis of the trends and performance of our segments.

Adjusted EBITDA: We regularly evaluate our financial performance using Adjusted EBITDA. Our management believes Adjusted EBITDA is a useful financial performance measure as it excludes non-cash charges and other transactions not related to our core operating activities and allows more meaningful analysis of the trends and performance of our core operations.

Adjusted EBITDA is a non-GAAP financial measure. Please refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial performance measure calculated and presented in accordance with GAAP.

Executive Overview

Three months ended June 30, 2026, compared to three months ended March 31, 2026

Certain highlights of our financial results include:

•

Revenue for the three months ended June 30, 2026, increased by $25.6 million, or 7.0%, to $393.2 million, compared to $367.6 million for the three months ended March 31, 2026. The increase in revenue was a result of higher activities across all regions, particularly in ESSA and MENA. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net income for the three months ended June 30, 2026, of $2.0 million, an increase of $3.1 million, as compared to net loss of $1.0 million for the three months ended March 31, 2026. Net income margin was 0.5% for the three months ended June 30, 2026, compared to net loss margin of (0.3)% for the three months ended March 31, 2026. The increase was primarily driven by a $13.1 million increase in Adjusted EBITDA, partially offset by higher stock-based compensation expense of $2.3 million, increased merger and integration costs of $3.3 million, and an unfavorable movement in foreign exchange rates, which resulted in an additional loss of $1.0 million.

•

Adjusted EBITDA for the three months ended June 30, 2026, increased by $13.1 million, or 20.9%, to $76.0 million from $62.9 million for the three months ended March 31, 2026. Adjusted EBITDA margin was 19.3% for the three months ended June 30, 2026, up compared to 17.1% for the three months ended March 31, 2026. The increase in Adjusted EBITDA was primarily due to higher revenue and favorable activity mix.

•	Net cash provided by operating activities for the three months ended June 30, 2026, was $81.5 million, as compared to net cash provided by operating activities of $25.3 million for the three months ended March 31, 2026, primarily driven by an increase in Adjusted EBITDA and favorable working capital movements.

Six months ended June 30, 2026, compared to six months ended June 30, 2025

Certain highlights of our financial results include:

•

Revenue for the six months ended June 30, 2026, decreased by $52.9 million, or 6.5%, to $760.8 million, compared to $813.6 million for the six months ended June 30, 2025. The decrease in revenue was a result of lower activities across all regions, particularly in NLA and APAC segments. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net income for the six months ended June 30, 2026, of $1.0 million, a decrease of $31.0 million, or 96.9%, as compared to net income of $32.0 million for the six months ended June 30, 2025. Net income margin was 0.1% for the six months ended June 30, 2026, compared to net income margin of 3.9% for the six months ended June 30, 2025. The decrease was primarily reflected by a decrease in Adjusted EBITDA of $31.7 million.

•

Adjusted EBITDA for the six months ended June 30, 2026, decreased by $31.7 million, or 18.6%, to $139.0 million from $170.7 million for the six months ended June 30, 2025. Adjusted EBITDA margin was 18.3% for the six months ended June 30, 2026, down compared to 21.0% for the six months ended June 30, 2025. The decrease in Adjusted EBITDA was primarily due to lower revenue and less favorable activity mix.

•	Net cash provided by operating activities for the six months ended June 30, 2026, was $106.7 million, as compared to net cash provided by operating activities of $89.9 million for the six months ended June 30, 2025. The increase was primarily driven by a favorable movement in working capital and lower income tax payments during the six months ended June 30, 2026 as compared to six months ended June 30, 2025, partially offset by lower Adjusted EBITDA.

Non-GAAP Financial Measures

We include in this Form 10-Q the non-GAAP financial measures Adjusted EBITDA and Adjusted EBITDA margin. We provide reconciliations of net income, the most directly comparable financial performance measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Adjusted EBITDA and Adjusted EBITDA margin are used as supplemental financial measures by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others. These non-GAAP financial measures allow our management and others to assess our financial and operating performance as compared to those of other companies in our industry, without regard to the effects of our capital structure, asset base, items outside the control of management and other charges outside the normal course of business.

We define Adjusted EBITDA as net income (loss) adjusted for (a) income tax expense (benefit), (b) depreciation and amortization expense, (c) impairment expense, (d) severance and other expense, net, (e) stock-based compensation expense, (f) merger and integration expense, (g) gain on disposal of assets, (h) other income (expense), net, (i) interest and finance (income) expense, net and (j) foreign exchange (gain) loss. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of revenues.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. As Adjusted EBITDA may be defined differently by other companies in our industry, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the three and six months presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net income (loss)	$2,028	$(1,034)	$994	$31,951

Income tax expense	$8,152	$6,217	$14,369	$12,243
Depreciation and amortization expense	45,792	45,395	91,187	92,137
Severance and other expense	2,572	3,226	5,798	12,793
Merger and integration expense	3,634	288	3,922	4,007
Other expense (income), net (1)	242	(347)	(105)	(1,934)
Stock-based compensation expense	9,560	7,274	16,834	14,282
Foreign exchange loss (gain)	1,351	339	1,690	(2,530)
Interest and finance expense, net	2,712	1,551	4,263	7,730
Adjusted EBITDA	$76,043	$62,909	$138,952	$170,679

Net income (loss) margin	0.5%	(0.3)%	0.1%	3.9%

Adjusted EBITDA margin	19.3%	17.1%	18.3%	21.0%

(1)	Other expense (income), net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

Results of Operations

Operating Segment Results

We evaluate our business segment operating performance using segment revenue and Segment EBITDA, as described in Note 5 “Business segment reporting” in our consolidated financial statements. We believe Segment EBITDA is a useful operating performance measure as it excludes non-cash charges and other transactions not related to our core operating activities and corporate costs, and Segment EBITDA allows management to more meaningfully analyze the trends and performance of our core operations by segment as well as to make decisions regarding the allocation of resources to our segments.

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the periods presented (in thousands):

	Three Months Ended		Percentage
	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026
NLA	$129,287	$128,183	32.9%	34.9%
ESSA	126,687	113,919	32.2%	31.0%
MENA	90,135	81,663	22.9%	22.2%
APAC	47,073	43,808	12.0%	11.9%
Total Revenue	$393,182	$367,573	100.0%	100.0%

	Six Months Ended		Percentage
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
NLA	$257,470	$276,860	33.8%	34.0%
ESSA	240,606	244,740	31.6%	30.1%
MENA	171,798	184,570	22.6%	22.7%
APAC	90,881	107,442	11.9%	13.2%
Total Revenue	$760,755	$813,612	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the periods presented (in thousands):

	Three Months Ended		Segment EBITDA Margin
	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026
NLA	$26,082	$25,937	20.2%	20.2%
ESSA	34,071	31,505	26.9%	27.7%
MENA	32,716	23,567	36.3%	28.9%
APAC	8,541	7,196	18.1%	16.4%
Total Segment EBITDA	101,410	88,205
Corporate costs (1)	(28,130)	(28,527)
Equity in income of joint ventures	2,763	3,231
Depreciation and amortization expense	(45,792)	(45,395)
Merger and integration expense	(3,634)	(288)
Severance and other expense	(2,572)	(3,226)
Stock-based compensation expense	(9,560)	(7,274)
Foreign exchange loss	(1,351)	(339)
Other (expense) income, net	(242)	347
Interest and finance expense, net	(2,712)	(1,551)
Income before income taxes	$10,180	$5,183

	Six Months Ended		Segment EBITDA Margin
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
NLA	$52,019	$64,294	20.2%	23.2%
ESSA	65,576	68,823	27.3%	28.1%
MENA	56,283	66,739	32.8%	36.2%
APAC	15,737	25,656	17.3%	23.9%
Total Segment EBITDA	189,615	225,512
Corporate costs (1)	(56,657)	(61,934)
Equity in income of joint ventures	5,994	7,101
Depreciation and amortization expense	(91,187)	(92,137)
Merger and integration expense	(3,922)	(4,007)
Severance and other expense	(5,798)	(12,793)
Stock-based compensation expense	(16,834)	(14,282)
Foreign exchange (loss) gain	(1,690)	2,530
Other income, net	105	1,934
Interest and finance expense, net	(4,263)	(7,730)
Income before income taxes	$15,363	$44,194

(1)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended June 30, 2026 compared to three months ended March 31, 2026

NLA

Revenue for the NLA segment was $129.3 million for the three months ended June 30, 2026, an increase of $1.1 million, or 0.9%, compared to $128.2 million for the three months ended March 31, 2026. The increase was primarily driven by higher well intervention revenue in Argentina and increased well construction activity in Brazil, partially offset by lower well intervention revenue in Colombia.

Segment EBITDA for the NLA segment was $26.1 million, or 20.2% of revenues, during the three months ended June 30, 2026, an increase of $0.1 million, or 0.6%, compared to $25.9 million, or 20.2%, of revenues during the three months ended March 31, 2026. The marginal increase in Segment EBITDA was primarily attributable to increase in revenue.

ESSA

Revenue for the ESSA segment was $126.7 million for the three months ended June 30, 2026, an increase of $12.8 million, or 11.2%, compared to $113.9 million for the three months ended March 31, 2026. The increase in revenue was primarily attributable to higher well flow management activities in the United Kingdom and Norway, partially offset by lower well flow management revenue in Republic of the Congo.

Segment EBITDA for the ESSA segment was $34.1 million, or 26.9% of revenues, for the three months ended June 30, 2026, an increase of $2.6 million, or 8.1%, compared to $31.5 million, or 27.7% of revenues, for the three months ended March 31, 2026. The increase in Segment EBITDA, was primarily attributable to higher revenue, partially offset by a decrease in segment EBITDA margin due to reduced work on higher margin projects.

MENA

Revenue for the MENA segment was $90.1 million for the three months ended June 30, 2026, an increase of $8.5 million, or 10.4%, compared to $81.7 million for the three months ended March 31, 2026. The increase in revenue was primarily attributable to higher well construction revenue in Egypt.

Segment EBITDA for the MENA segment was $32.7 million, or 36.3% of revenues, for the three months ended June 30, 2026, an increase of $9.1 million, or 38.8%, compared to $23.6 million, or 28.9% of revenues, for the three months ended March 31, 2026. The increase in Segment EBITDA and Segment EBITDA margin is consistent with the increase in revenue and favorable activity mix.

APAC

Revenue for the APAC segment was $47.1 million for the three months ended June 30, 2026, an increase of $3.3 million, or 7.5%, compared to $43.8 million for the three months ended March 31, 2026. The increase in revenue was primarily attributable to higher well intervention activities in Brunei and Malaysia and higher subsea well access revenue in Malaysia, partially offset by lower subsea well access activities in Australia.

Segment EBITDA for the APAC segment was $8.5 million, or 18.1% of revenues, for the three months ended June 30, 2026, an increase of $1.3 million compared to $7.2 million, or 16.4% of revenues, for the three months ended March 31, 2026. The increase in Segment EBITDA and Segment EBITDA margin is attributable primarily to increase in activity.

Merger and integration expense

Merger and integration expenses for the three months ended June 30, 2026 increase by $3.3 million, to $3.6 million as compared to $0.3 million for the three months ended March 31, 2026. The increase was primarily due to professional cost incurred in connection with acquisition of Enhanced Drilling and legal cost related to the Redomicile.

Stock-based compensation expense

Stock-based compensation expense for the three months ended June 30, 2026 increased by $2.3 million or 31.4%, to $9.6 million as compared to $7.3 million for the three months ended March 31, 2026. The increase was primarily attributable to stock-based compensation awarded in the annual LTIP grant cycle which contributed to higher expenses in the second quarter of 2026.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

NLA

Revenue for the NLA segment was $257.5 million for the six months ended June 30, 2026, a decrease of $19.4 million, or 7.0%, compared to $276.9 million for the six months ended June 30, 2025. The decrease in revenue was primarily driven by lower revenue in the United States across well flow management and subsea well access, partially offset by higher well flow management revenue in Mexico.

Segment EBITDA for the NLA segment was $52.0 million, or 20.2% of revenues, during the six months ended June 30, 2026, a decrease of $12.3 million, or 19.1%, compared to $64.3 million, or 23.2%, of revenues during the six months ended June 30, 2025. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to the decrease in revenue and a less favorable activity mix.

ESSA

Revenue for the ESSA segment was $240.6 million for the six months ended June 30, 2026, a decrease of $4.1 million, or 1.7%, compared to $244.7 million for the six months ended June 30, 2025. The decrease in revenue was primarily driven by lower well construction activity in Cyprus and lower subsea well access revenue in Congo, partially offset by higher well construction revenue in Angola in higher well intervention and integrity activities in the United Kingdom.

Segment EBITDA for the ESSA segment was $65.6 million, or 27.3% of revenues, for the six months ended June 30, 2026, a decrease of $3.2 million, or 4.7%, compared to $68.8 million, or 28.1% of revenues, for the six months ended June 30, 2025. The decrease in Segment EBITDA and Segment EBITDA margin, was primarily attributable to slight decrease in activities on higher margin services along with a decrease in regular activities.

MENA

Revenue for the MENA segment was $171.8 million for the six months ended June 30, 2026, a decrease of $12.8 million, or 6.9%, compared to $184.6 million for the six months ended June 30, 2025. The decrease in revenue was primarily driven by lower well construction across Saudi Arabia and well intervention across Qatar, partially offset by higher well flow management revenue in United Arab Emirates.

Segment EBITDA for the MENA segment was $56.3 million, or 32.8% of revenues, for the six months ended June 30, 2026, a decrease of $10.5 million, or 15.7%, compared to $66.7 million, or 36.2% of revenues, for the six months ended June 30, 2025. The decrease in Segment EBITDA and Segment EBITDA margin was primarily due to less activities in the region and a less favorable mix.

APAC

Revenue for the APAC segment was $90.9 million for the six months ended June 30, 2026, a decrease of $16.6 million, or 15.4%, compared to $107.4 million for the six months ended June 30, 2025. The decrease in revenue was primarily attributable to lower well intervention and subsea well access across Australia, partially offset by higher well intervention revenue in Myanmar.

Segment EBITDA for the APAC segment was $15.7 million, or 17.3% of revenues, for the six months ended June 30, 2026, a decrease of $9.9 million or 38.7% compared to $25.7 million, or 23.9% of revenues, for the six months ended June 30, 2025. The decrease in segment EBITDA is consistent with the decrease in revenue and decrease in activity on higher margin services.

Severance and other expense

Severance and other expense for the six months ended June 30, 2026 decreased by $7.0 million, or 54.7%, to $5.8 million as compared to $12.8 million for the six months ended June 30, 2025. The decrease in severance and other expense was primarily attributable to less restructuring activity across all segments.

Corporate costs

Corporate costs for the six months ended June 30, 2026 was $56.7 million as compared to $61.9 million for the six months ended June 30, 2025. The decrease is primarily attributable to cost savings initiatives and other cost reduction measures.

Foreign exchange (loss) gain

Foreign exchange loss for the six months ended June 30, 2026 was $1.7 million as compared to foreign exchange gain of $2.5 million for the six months ended June 30, 2025. The change was primarily attributable to unfavorable changes in various exchange rates and higher activity in jurisdictions with local currencies that appreciated related to U.S. dollar.

Stock-based compensation expense

Stock-based compensation expense for the six months ended June 30, 2026 increased by $2.6 million or 17.9%, to $16.8 million as compared to $14.3 million for the six months ended June 30, 2025. The increase was primarily due to higher expense recognized from awards granted during the annual LTIP grant cycle.

Interest and finance expense, net

Interest and finance expense, net for the six months ended June 30, 2026 decreased by $3.5 million or 44.9%, to $4.3 million as compared to $7.7 million for the six months ended June 30, 2025. The decrease was primarily attributable to the prepayment of the RCF during the third and fourth quarters of 2025, which reduced outstanding borrowings and, consequently, interest expense during the six months ended June 30, 2026 compared with the corresponding prior-year period.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of June 30, 2026, total available liquidity was $491.9 million, including $199.6 million of cash and cash equivalents and restricted cash and $292.3 million available for borrowings under our Facility Agreement (as defined below). Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchases of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $53 million and $63 million for the remaining six months of 2026. Our total capital expenditures were $56.9 million for the six months ended June 30, 2026, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. The actual amount of capital expenditures for the purchase and manufacture of equipment may fluctuate based on market conditions. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On October 30, 2025, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which the Company was authorized to acquire up to $100.0 million of its outstanding common stock from October 30, 2025 through December 31, 2026 (the “Stock Repurchase Program”). On July 13, 2026, the remaining authorization under the Stock Repurchase Program was approved by Expro Ltd's Board of Directors. Under the Stock Repurchase Program, Expro Ltd may repurchase the Company’s ordinary shares in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements and the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular number of ordinary shares, and it could be modified, suspended or discontinued at any time. During the six months ended June 30, 2026, the Company repurchased approximately 2.5 million shares at an average price of $15.95 per share, for a total cost of approximately $40.0 million. During the six months ended June 30, 2025, the Company repurchased approximately 1.6 million shares at an average price of $9.22 per share, for a total cost of approximately $15.0 million.

Credit Facility

New Credit Facility

On July 23, 2025, the Company and certain of its subsidiaries, including Exploration and Production Services (Holdings) Limited and Expro Holdings U.S. Inc., as borrowers, entered into a senior secured revolving credit facility (the “New Credit Facility”) by and among, inter alia, DNB Bank ASA, London Branch, as agent, and other lenders, in an initial aggregate principal amount of up to $500 million, of which up to $400 million is available as revolving facility loans and up to $100 million is available as term bridge loans. Proceeds of the revolving facility under the Facility Agreement may be used for general corporate and working capital purposes. Proceeds of the bridge facility under the Facility Agreement may be used for acquisitions and investments and capital expenditure in relation to acquisitions and fees, costs and expenses in connection with the foregoing. The Facility Agreement replaces the Company’s prior senior secured revolving credit facility entered into on October 1, 2021 and as amended and restated pursuant to an amendment and restatement agreement on October 6, 2023 (the “Prior Facility Agreement”). The maturity date of the New Credit Facility is July 30, 2029.

On May 8, 2026, the Company voluntarily cancelled the $100 million 364-day term bridge loans, and increased the New Credit Facility by $50 million, for an aggregate principal amount of up to $450 million. All material terms, including maturity, covenants, and pricing remain unchanged.

As of June 30, 2026, we had $79.1 million of long-term borrowings outstanding under the New Credit Facility.

On July 13, 2026, Expro Ltd assumed the obligations of Expro Group Holdings N.V. under the New Credit Facility in connection with the Redomicile.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash provided by operating activities	$106,746	$89,922
Net cash used in investing activities	(56,948)	(49,316)
Net cash used in financing activities	(45,145)	(23,878)
Effect of exchange rate changes on cash activities	(2,560)	6,095
Net increase to cash and cash equivalents and restricted cash	$2,093	$22,823

Analysis of cash flow changes between the six months ended June 30, 2026 and June 30, 2025

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2026, was $106.7 million, as compared to net cash provided by operating activities of $89.9 million for the six months ended June 30, 2025. The increase was primarily driven by a favorable movement in working capital and lower income tax payments during the six months ended June 30, 2026 as compared to six months ended June 30, 2025, partially offset by lower Adjusted EBITDA.

Net cash used in investing activities

Net cash used in investing activities was $56.9 million during the six months ended June 30, 2026, as compared to $49.3 million during the six months ended June 30, 2025, an increase of $7.6 million. The increase in net cash used in investing activities was primarily attributable to the absence of non-recurring proceeds from the sale of assets recognized in the prior-year period.

Net cash used in financing activities

Net cash used in financing activities was $45.1 million during the six months ended June 30, 2026, as compared to net cash used in financing activities of $23.9 million during the six months ended June 30, 2025. The increase of $21.3 million in net cash used in financing activities is primarily due to an increase in common stock repurchases during the six months ended June 30, 2026, as compared to the same period in 2025.

New accounting pronouncements

See Note 2 “Basis of presentation and significant accounting policies” in our unaudited condensed consolidated financial statements under the heading “Recent accounting pronouncements.”

Critical accounting policies and estimates

There were no changes to our critical accounting policies and estimates from those disclosed in our Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals and our current expectations with respect to, among other things:

•	the expected effects and benefits of the Redomicile;
•	our business strategy and prospects for growth;
•	our cash flows and liquidity;
•	our financial strategy, budget, projections and operating results;
•	the amount and timing of any future share repurchases;
•	the amount, nature and timing of capital expenditures;
•	the availability and terms of capital;
•	the exploration, development and production activities of our customers;
•	the market for our existing and future products and services;
•	competition and government regulations; and
•	general economic and political conditions, including political tensions, conflicts and war (such as the ongoing Russian war in Ukraine and heightened tensions resulting from the ongoing conflicts in the Middle East).

These forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “plan,” “intend,” “potential,” “predict,” “project,” “may,” “outlook,” or other terms that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. The forward-looking statements in this Form 10-Q speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	our ability to take advantage of the potential strategic opportunities provided by, and realize the potential benefits of, the Redomicile;
•	continuing uncertainty relating to global crude oil demand and crude oil prices that correspondingly may lead to further significant reductions in domestic oil and gas activity, which in turn could result in further significant declines in demand for our products and services;
•	uncertainty regarding the timing, pace and extent of an economic recovery, or economic slowdown or recession, in the U.S. and other countries, which in turn will likely affect demand for crude oil and therefore the demand for the products and services we provide and the commercial opportunities available to us;
•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;
•	unique risks associated with our offshore operations (including the ability to recover, and to the extent necessary, service and/or economically repair any equipment located on the seabed);
•	political, economic and regulatory uncertainties in our international operations, including the impact of actions taken by the OPEC+ and non-OPEC+ nations with respect to production levels and the effects thereof;
•	our ability to develop new technologies and products and protect our intellectual property rights;
•	our ability to attract, train and retain key employees and other qualified personnel;
•	operational safety laws and regulations;
•	international trade laws, tariffs and sanctions;
•

severe weather conditions and natural disasters, and other operating interruptions (including explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	policy or regulatory changes;
•	the overall timing and level of transition of the global energy sector from fossil-based systems of energy production and consumption to more renewable energy sources; and
•	perception related to our environmental, social and governance (“ESG”) performance as well as current and future ESG reporting requirements.

These and other important factors that could affect our operating results and performance are described in (1) “Risk Factors” in Part II, Item 1A of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q, and elsewhere within this Form 10-Q, (2) our Annual Report, (3) our other reports and filings we make with the SEC from time to time and (4) other announcements we make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report. Our exposure to market risk has not changed materially since December 31, 2025.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of June 30, 2026, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 17 “Commitments and contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, which risks could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Following is a summary of repurchases of Company common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
April 1 - April 30	-	$-	-	$80,001,431
May 1 - May 31	235,000	$14.70	235,000	$76,545,991
June 1 - June 30	1,062,070	$15.58	1,062,070	$60,002,345
Total	1,297,070	$15.42	1,297,070

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our common stock from time to time. Approximately $60.0 million remained authorized for repurchases as of June 30, 2026, subject to the limitation set in our shareholder authorization for repurchases of our common stock.

Item 5. Other Information

Securities Trading Arrangements with Officers and Directors

During the three months ended  June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
*2.1	Share Purchase Agreement for the sale and purchase of shares in Enhanced Well Technologies Group AS, dated May 4, 2026, between Expro Holdings UK 3 Limited and the sellers party thereto.
3.1	Amended and Restated Memorandum and Articles of Association of Expro Ltd (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-43399), filed on July 13, 2026).
10.1	Amendment Letter to Revolving Facility Agreement, dated as of May 8, 2026, by and among, inter alia, Expro Group Holdings N.V., as parent, Exploration and Production Services (Holdings) Limited, as borrower, the guarantors party thereto, the lenders party thereto and DNB Bank ASA, London Branch, as agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36053), filed on May 14, 2026).
†10.2	Expro Ltd 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-266018), filed on July 14, 2026).
†10.3	Expro Ltd 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-266018), filed on July 14, 2026).
†10.4	Expro Ltd 2018 Management Incentive Plan (incorporated by reference to Exhibit 99.3 to the Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-266018), filed on July 14, 2026).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Ltd Quarterly Report on Form 10-Q for the period ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO LTD

Date:	July 28, 2026	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer
(Principal Financial Officer)