Form 10-Q
period 2026-09-30
Expro Ltd
filed 2026-11-03
CIK 2126198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

1934

For the quarterly period ended September 30, 2026

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

As of October 27, 2026, there were 111,793,099 ordinary shares, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Expro Ltd

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total revenue	$439,943	$411,356	$1,200,698	$1,224,968
Operating costs and expenses:
Cost of revenue, excluding depreciation and amortization expense	(344,713)	(311,142)	(953,485)	(936,615)
General and administrative expense, excluding depreciation and amortization expense	(18,309)	(20,491)	(55,858)	(56,804)
Depreciation and amortization expense	(53,279)	(46,195)	(144,466)	(138,332)
Merger and integration expense	(9,994)	(1,293)	(13,916)	(5,300)
Severance and other expense	(8,769)	(5,782)	(14,567)	(18,575)
Total operating cost and expenses	(435,064)	(384,903)	(1,182,292)	(1,155,626)
Operating income	4,879	26,453	18,406	69,342
Other income, net	629	524	734	2,458
Interest and finance expense, net	(5,802)	(4,106)	(10,065)	(11,836)
(Loss) income before taxes and equity in income of joint ventures	(294)	22,871	9,075	59,964
Equity in income of joint ventures	5,296	5,897	11,290	12,998
Income before income taxes	5,002	28,768	20,365	72,962
Income tax expense	(10,203)	(14,805)	(24,572)	(27,048)
Net (loss) income	$(5,201)	$13,963	$(4,207)	$45,914

(Loss) earnings per common share:
Basic	$(0.05)	$0.12	$(0.04)	$0.40
Diluted	$(0.05)	$0.12	$(0.04)	$0.40
Weighted average common shares outstanding:
Basic	112,343,412	114,804,684	113,017,432	115,483,955
Diluted	112,343,412	115,447,110	113,017,432	115,956,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Ltd

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(5,201)	$13,963	$(4,207)	$45,914
Other comprehensive loss:
Amortization of prior service credit	(61)	(61)	(183)	(183)
Other comprehensive loss	(61)	(61)	(183)	(183)
Comprehensive (loss) income	$(5,262)	$13,902	$(4,390)	$45,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Ltd

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	September 30,	December 31,
	2026	2025
Assets:
Current assets
Cash and cash equivalents	$170,362	$196,093
Restricted cash	2,146	1,380
Accounts receivable, net	477,767	477,026
Inventories	183,679	167,895
Income tax receivables	49,837	31,654
Other current assets	120,623	86,287
Total current assets	1,004,414	960,335

Property, plant and equipment, net	583,615	523,157
Investments in joint ventures	78,387	78,706
Intangible assets, net	329,667	251,329
Goodwill	421,819	348,558
Operating lease right-of-use assets	78,745	72,777
Non-current accounts receivable, net	7,432	7,432
Post-retirement benefits	5,346	-
Other non-current assets	16,582	17,141
Total assets	$2,526,007	$2,259,435

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable and accrued liabilities	$316,212	$268,588
Income tax liabilities	56,537	51,111
Finance lease liabilities	2,673	2,359
Operating lease liabilities	23,016	18,225
Other current liabilities	153,920	103,379
Total current liabilities	552,358	443,662

Long-term borrowings	259,065	79,065
Deferred tax liabilities, net	38,857	19,513
Post-retirement benefits	-	314
Non-current finance lease liabilities	11,960	12,762
Non-current operating lease liabilities	55,425	56,103
Uncertain tax positions	75,835	77,890
Other non-current liabilities	31,595	36,003
Total liabilities	1,025,095	725,312

Commitments and contingencies (Note 17)

Stockholders’ equity:
Ordinary shares, $0.0001 nominal value, 200,000 shares authorized, 122,730 shares issued	12	-
Common stock, €0.06 nominal value, 200,000 shares authorized, 122,384 shares issued	-	8,559
Treasury stock (at cost) 10,942 and 8,823 shares	(163,231)	(127,137)
Additional paid-in capital	2,125,997	2,110,177
Accumulated other comprehensive income	17,870	18,053
Accumulated deficit	(479,736)	(475,529)
Total stockholders’ equity	1,500,912	1,534,123
Total liabilities and stockholders’ equity	$2,526,007	$2,259,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Ltd

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(4,207)	$45,914
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	144,466	138,332
Equity in income of joint ventures	(11,290)	(12,998)
Stock-based compensation expense	23,737	21,483
Elimination of unrealized loss on sales to joint ventures	282	-
Changes in fair value of contingent consideration	(4,906)	-
Deferred taxes	(7,503)	(17,211)
Unrealized foreign exchange loss (gain)	3,544	(7,227)
Changes in assets and liabilities:
Accounts receivable, net	12,603	25,574
Inventories	(5,202)	(12,676)
Other assets	(2,045)	(16,219)
Accounts payable and accrued liabilities	29,878	(34,799)
Other liabilities	3,787	25,953
Income taxes, net	(15,761)	(2,007)
Dividends received from joint ventures	11,328	4,669
Other	(6,986)	(5,687)
Net cash provided by operating activities	171,725	153,101

Cash flows from investing activities:
Capital expenditures	(88,400)	(78,512)
Payment for acquisition of business, net of cash acquired	(195,176)	-
Proceeds from disposal of assets	-	5,000
Net cash used in investing activities	(283,576)	(73,512)

Cash flows from financing activities:
Release of (cash pledged for) collateral deposits, net	228	(552)
Proceeds from borrowings	235,246	-
Repayment of borrowings	(88,255)	(22,000)
Repurchase of common stock	(49,133)	(40,088)
Payment of withholding taxes on stock-based compensation plans	(3,412)	(1,528)
Repayment of financed insurance premium	(3,097)	(6,452)
Repayments of finance leases	(1,681)	(1,433)
Net cash provided by (used in) financing activities	89,896	(72,053)

Effect of exchange rate changes on cash and cash equivalents	(3,010)	6,421
Net (decrease) increase to cash and cash equivalents and restricted cash	(24,965)	13,957
Cash and cash equivalents and restricted cash at beginning of period	197,473	184,663
Cash and cash equivalents and restricted cash at end of period	$172,508	$198,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Ltd

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2025
					Accumulated
				Additional	other		Total
	Common		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	stock		Stock	capital	income	deficit	equity
Balance at January 1, 2025	116,295	$8,488	$(83,420)	$2,079,161	$14,470	$(527,215)	$1,491,484
Net Income	-	-	-	-	-	13,948	13,948
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	6,968	-	-	6,968
Common stock issued upon vesting of share-based awards	1,031	58	-	793	-	-	851
Treasury shares withheld	(304)	-	(3,425)	-	-	-	(3,425)
Acquisition of common stock	(994)	-	(10,020)	-	-	-	(10,020)
Balance at March 31, 2025	116,028	$8,546	$(96,865)	$2,086,922	$14,409	$(513,267)	$1,499,745
Net income	-	-	-	-	-	18,003	18,003
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,314	-	-	7,314
Common stock issued upon vesting of share-based awards	202	10	-	(10)	-	-	-
Acquisition of common stock	(637)	-	(5,013)	-	-	-	(5,013)
Balance at June 30, 2025	115,593	$8,556	$(101,878)	$2,094,226	$14,348	$(495,264)	$1,519,988
Net Income	-	-	-	-	-	13,963	13,963
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,201	-	-	7,201
Common shares issued upon vesting of share-based awards	1	-	-	1,064	-	-	1,064
Treasury shares withheld	-	-	(3)	-	-	-	(3)
Acquisition of common stock	(2,077)	-	(25,055)	-	-	-	(25,055)
Balance at September 30, 2025	113,517	8,556	(126,936)	2,102,491	14,287	(481,301)	1,517,097

Expro Ltd

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2026
					Accumulated
				Additional	other		Total
	Common Stock /		Treasury	paid-in	comprehensive	Accumulated	stockholders’
	Ordinary Shares		Stock	capital	income	deficit	equity
Balance at January 1, 2026	113,561	$8,559	$(127,137)	$2,110,177	$18,053	$(475,529)	$1,534,123
Net loss	-	-	-	-	-	(1,034)	(1,034)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	7,274	-	-	7,274
Common stock issued upon vesting of share-based awards	204	11	-	1,484	-	-	1,495
Treasury stock issued upon vesting of share-based awards	1,208	-	17,650	(17,650)	-	-	-
Treasury shares withheld	(372)	-	(6,375)	-	-	-	(6,375)
Acquisition of common stock	(1,210)	-	(19,998)	-	-	-	(19,998)
Balance at March 31, 2026	113,391	$8,570	$(135,860)	$2,101,285	$17,992	$(476,563)	$1,515,424
Net income	-	-	-	-	-	2,028	2,028
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	8,280	-	-	8,280
Common stock issued upon vesting of share-based awards	1	-	-	-	-	-	-
Treasury stock issued upon vesting of share-based awards	124	-	1,826	(1,826)	-	-	-
Acquisition of common stock	(1,297)	-	(19,999)	-	-	-	(19,999)
Treasury shares withheld	(8)	-	(120)	-	-	-	(120)
Balance at June 30, 2026	112,211	$8,570	$(154,153)	$2,107,739	$17,931	$(474,535)	$1,505,552
Net loss	-	-	-	-	-	(5,201)	(5,201)
Other comprehensive loss	-	-	-	-	(61)	-	(61)
Stock-based compensation expense	-	-	-	8,183	-	-	8,183
Common stock issued upon vesting of share-based awards	139	7	-	1,589	-	-	1,596
Change in par value	-	(8,565)	-	8,565	-	-	-
Treasury stock issued upon vesting of share-based awards	5	-	79	(79)	-	-	-
Treasury shares withheld	(1)	-	(22)	-	-	-	(22)
Acquisition of common stock	(566)	-	(9,135)	-	-	-	(9,135)
Balance at September 30, 2026	111,788	$12	$(163,231)	$2,125,997	$17,870	$(479,736)	$1,500,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business description

With roots dating to 1938, Expro Ltd (the “Company,” “Expro,” “we,” “our” or “us”) is a global provider of energy services with operations in over 60 countries. The Company’s portfolio of capabilities includes products and services related to well construction, well flow management, subsea well access, and well intervention and integrity. The Company’s portfolio of products and services enhance production and improve recovery across the well lifecycle, from exploration through abandonment.

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

On October 30, 2025, the Company’s Board of Directors (the “Board”) approved a stock repurchase program, pursuant to which the Company was authorized to acquire up to $100.0 million of its outstanding common stock from October 30, 2025 through December 31, 2026 (the “Stock Repurchase Program”). On July 13, 2026, the remaining authorization under the Stock Repurchase Program was approved by Expro Ltd's Board of Directors. During the nine months ended September 30, 2026, the Company repurchased approximately 3.1 million shares at an average price of $15.99 per share, for a total cost of approximately $49.1 million. During the nine months ended September 30, 2025, the Company repurchased approximately 3.7 million shares at an average price of $10.81 per share, for a total cost of approximately $40.1 million.

On October 26, 2026, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which the Company is authorized to acquire up to $100.0 million of its outstanding ordinary shares effective on October 26, 2026 and valid through December 31, 2027 (the “New Stock Repurchase Program”). The New Stock Repurchase Program replaces the Stock Repurchase Program approved by the Board on October 30, 2025. Under the New Stock Repurchase Program, the Company may repurchase the Company’s ordinary shares in open market purchases, in privately negotiated transactions or otherwise. The New Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements, the constraints specified in the New Stock Repurchase Program along with general business and market conditions. The New Stock Repurchase Program does not obligate the Company to repurchase any particular amount of ordinary shares, and it could be modified, suspended or discontinued at any time.

Expro Ltd
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

In the opinion of management, these unaudited condensed consolidated financial statements, which are prepared in accordance with the rules of the SEC and U.S. GAAP for interim financial reporting, included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2026, the results of our operations for the three and nine months ended September 30, 2026 and 2025 and our cash flows for the nine months ended September 30, 2026 and 2025. Such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2026 or for any other period.

The unaudited condensed consolidated financial statements have been prepared on an historical cost basis using the United States dollar (“$” or “U.S. dollar”) as the reporting currency.

The financial statements have been recast to reflect certain adjustments and reclassifications for presentation and analytical purposes. These adjustments have been made to provide a more consistent and meaningful representation of the Company's financial position and results of operations.

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

Expro Ltd
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

Expro Ltd
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

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

Enhanced Drilling

On July 23, 2026 (“Enhanced Drilling Closing Date”), Norway-based Enhanced Well Technologies Group AS (“Enhanced Drilling”), a technology leader in managed pressure drilling solutions, was acquired (the "Enhanced Drilling Acquisition") by our wholly owned subsidiary, Expro Holdings UK 3 Limited.

We estimated the fair value of consideration for the Enhanced Drilling Acquisition to be $209.3 million, including cash consideration of $195.2 million, net of cash received and holdback. As of  September 30, 2026, the Company has accrued and classified $2.1 million in restricted cash related to this standard holdback provision, which is expected to be paid in 2027.

The Enhanced Drilling Acquisition is accounted for as a business combination and Expro has been identified as the acquirer for accounting purposes. As a result, the Company has, in accordance with ASC 805, Business Combinations, applied the acquisition method of accounting to account for Enhanced Drilling’s assets acquired and liabilities assumed.

The following table sets forth the allocation of the Enhanced Drilling Acquisition consideration exchanged to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed as of the Enhanced Drilling Closing Date, with the recording of goodwill for the excess of the consideration transferred over the net aggregate fair value of the identifiable assets acquired and liabilities assumed (in thousands):

Amount
Cash and cash equivalents	$12,029
Accounts receivables, net	14,516
Inventories	10,581
Other current assets	31,976
Property, plant and equipment	82,079
Goodwill	73,261
Intangible assets	114,659
Operating lease right-of-use assets	899
Total assets	340,000

Accounts payable and accrued liabilities	17,753
Operating lease liabilities	683
Current tax liabilities	949
Borrowings	38,255
Other current liabilities	44,871
Finance lease liabilities	1,126
Deferred tax liabilities	26,846
Non-current operating lease liabilities	232
Total liabilities	130,715

Fair value of net assets acquired	$209,285

Due to the recency of the Enhanced Drilling Acquisition, these amounts, including the estimated fair values, are based on preliminary calculations and subject to change as our fair value estimates and assumptions are finalized during the measurement period. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation table above. The fair values of identifiable intangible assets were prepared using an income valuation approach, which requires a forecast of expected future cash flows either using the relief-from royalty method or the multi-period excess earnings method, which are discounted to approximate their current value. The estimated useful lives are based on management’s historical experience and expectations as to the duration of time that benefits from these assets are expected to be realized. The cost approach was used to determine the fair value of property, plant and equipment.

The prepayments assumed in connection with the acquisition was $27.7 million represented costs incurred in connection with customer contracts that are deferred, which is included in “Other current assets”.

The deferred revenue assumed in connection with the acquisition was $37.6 million represented amounts received or due from customers for which the related performance obligations had not yet been satisfied, which is included in “Other current liabilities”.

The intangible assets will be amortized on a straight-line basis over an estimated 10 to 15 years life. We expect annual amortization to be approximately $8.2 million associated with these intangible assets. An associated deferred tax liability has been recorded for these intangible assets. Refer to Note 14 “Intangible assets, net” for additional information regarding the various acquired intangible assets.

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

The goodwill related to the Enhanced Drilling Acquisition consists largely of the synergies and economies of scale expected from the acquired customer relationships and contracts. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present.

Revenue and earnings of the acquirees

The results of operations for the Enhanced Drilling Acquisition since the Enhanced Drilling Closing Date have been included in our unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2026. The amount of revenue of Enhanced Drilling included in the accompanying unaudited condensed consolidated statements of operations was approximately $54.6 million for both the three and nine months ended September 30, 2026.

Supplemental pro forma financial information

The Company has determined the estimated unaudited pro forma financial information to be immaterial for the three months and nine months ended September 30, 2026 and 2025, assuming the Enhanced Drilling Acquisition had been completed as of January 1, 2025. This is not necessarily indicative of the results that would have occurred had the Enhanced Drilling Acquisition been completed on the respective dates indicated or of future operating results.

4.	Fair value measurements

Recurring Basis

A summary of financial assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2026 and December 31, 2025, were as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	4,408	4,408
Long-term borrowings	-	259,065	-	259,065
Finance lease liabilities	-	14,633	-	14,633

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Non-current accounts receivable, net	$-	$7,432	$-	$7,432
Liabilities:
Contingent consideration	-	-	9,470	9,470
Long-term borrowings	-	79,065	-	79,065
Finance lease liabilities	-	15,121	-	15,121

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

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Business segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), which is our chief executive officer (“CEO”), in deciding how to allocate resources and assess performance. During the third quarter of 2026, we changed our internal organization and reporting structure to combine our prior two segments, Middle East and North Africa (“MENA”) and Asia-Pacific (“APAC”), into one operating segment Asia, Middle East and North Africa (“AMENA”). Accordingly, our operations were realigned into three operating segments which also represent our reportable segments and are aligned with our geographic regions as below:

•	North and Latin America (“NLA”),
•	Europe and Sub-Saharan Africa (“ESSA”), and
•	Asia, Middle East and North Africa (“AMENA”).

In conjunction with this change, certain prior period amounts have been recast to conform to this new segment reporting structure.

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

The following tables present our revenue, significant segment expenses and Segment EBITDA disaggregated by our operating segments and reconciliation to income before income taxes (in thousands):

	Three Months Ended September 30, 2026
	NLA	ESSA	AMENA	Consolidated
Revenue	$155,286	$148,510	$136,147	$439,943
Compensation and related cost	(61,947)	(56,968)	(50,070)
Cost of product, materials, and supplies	(40,936)	(40,492)	(33,678)
Other (1)	(16,688)	(12,981)	(10,986)
Total Segment EBITDA	$35,715	$38,069	$41,413	$115,197
Corporate costs (2)				(29,282)
Equity in income of joint ventures				5,296
Depreciation and amortization expense				(53,279)
Merger and integration expense				(9,994)
Severance and other expense				(8,769)
Stock-based compensation expense				(8,183)
Foreign exchange loss				(811)
Other income, net				629
Interest and finance expense, net				(5,802)
Income before income taxes				$5,002

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2025
	NLA	ESSA	AMENA	Consolidated
Revenue	$150,868	$125,838	$134,650	$411,356
Compensation and related cost	(57,378)	(49,027)	(50,147)
Cost of product, materials, and supplies	(42,189)	(26,298)	(34,750)
Other (1)	(14,459)	(10,010)	(9,842)
Total Segment EBITDA	$36,842	$40,503	$39,911	$117,256
Corporate costs (2)				(29,181)
Equity in income of joint ventures				5,897
Depreciation and amortization expense				(46,195)
Merger and integration expense				(1,293)
Severance and other expense				(5,782)
Stock-based compensation expense				(7,201)
Foreign exchange loss				(1,151)
Other income, net				524
Interest and finance expense, net				(4,106)
Income before income taxes				$28,768

	Nine Months Ended September 30, 2026
	NLA	ESSA	AMENA	Consolidated
Revenue	$412,756	$389,116	$398,826	$1,200,698
Compensation and related cost	(173,397)	(154,098)	(150,837)
Cost of product, materials, and supplies	(103,733)	(93,310)	(100,731)
Other (1)	(47,892)	(38,063)	(33,825)
Total Segment EBITDA	$87,734	$103,645	$113,433	$304,812
Corporate costs (2)				(85,939)
Equity in income of joint ventures				11,290
Depreciation and amortization expense				(144,466)
Merger and integration expense				(13,916)
Severance and other expense				(14,567)
Stock-based compensation expense				(25,017)
Foreign exchange loss				(2,501)
Other income, net				734
Interest and finance expense, net				(10,065)
Income before income taxes				$20,365

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2025
	NLA	ESSA	AMENA	Consolidated
Revenue	$427,728	$370,578	$426,662	$1,224,968
Compensation and related cost	(169,920)	(141,123)	(155,342)
Cost of product, materials, and supplies	(112,861)	(86,740)	(105,387)
Other (1)	(43,811)	(33,389)	(33,627)
Total Segment EBITDA	$101,136	$109,326	$132,306	$342,768
Corporate costs (2)				(91,115)
Equity in income of joint ventures				12,998
Depreciation and amortization expense				(138,332)
Merger and integration expense				(5,300)
Severance and other expense				(18,575)
Stock-based compensation expense				(21,483)
Foreign exchange gain				1,379
Other income, net				2,458
Interest and finance expense, net				(11,836)
Income before income taxes				$72,962

(1)	Other segment expenses consist primarily of facilities, sales and purchase tax, motor vehicles, insurance, professional and other costs.
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

	September 30,	December 31,
	2026	2025
NLA	$849,193	$801,318
ESSA	752,061	569,518
AMENA	575,788	591,824
Assets held centrally	348,965	296,775
Total	$2,526,007	$2,259,435

The following table presents our capital expenditures disaggregated by our operating segments (in thousands):

	Nine Months Ended September 30,
	2026	2025
NLA	$17,325	$31,747
ESSA	15,469	16,017
AMENA	44,351	28,005
Assets held centrally	11,255	2,743
Total	$88,400	$78,512

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Revenue

Disaggregation of revenue

We disaggregate our revenue from contracts with customers by geography, as disclosed in Note 5 “Business segment reporting,” as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Additionally, we disaggregate our revenue into main areas of capabilities.

The following table sets forth the total amount of revenue by main area of capabilities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Well construction	$186,887	$153,995	$449,480	$432,274
Well management	253,056	257,361	751,218	792,694
Total	$439,943	$411,356	$1,200,698	$1,224,968

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

Contract balances consisted of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Trade receivable, net (included within accounts receivable, net)	$328,137	$319,288
Unbilled receivables (included within accounts receivable, net)	$157,062	$154,833
Contract assets (included within accounts receivable, net)	$-	$10,337
Deferred revenue (included within other liabilities)	$62,898	$17,132

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

The Company recognized revenue during the three and nine months ended September 30, 2026 of $25.8 million and $31.2 million, respectively, and the three and nine months ended September 30, 2025 of $0.3 million and $2.5 million, respectively, out of the deferred revenue balance as of the beginning of the applicable period.

As of September 30, 2026, $62.0 million of our deferred revenue was classified as current and is included in “Other current liabilities” on the unaudited condensed consolidated balance sheets, with the remainder classified as non-current and included in “Other non-current liabilities” on the unaudited condensed consolidated balance sheets.

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

Transaction price allocated to remaining performance obligations

Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. We have elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less and for our long-term contracts we have a right to consideration from customers in an amount that corresponds directly with the value to the customer of the performance completed to date. With respect to our long-term construction contracts, revenue allocated to remaining performance obligations is immaterial as of September 30, 2026.

7.	Income taxes

For interim financial reporting, the annual tax rate is based on pre-tax income (loss) before equity in income of joint ventures. We have historically calculated the income tax expense/(benefit) during interim reporting periods by applying a full year estimated Annual Effective Tax Rate (“AETR”) to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the nine months ended September 30, 2026, we concluded, consistent with prior periods, that using an AETR would not provide a reliable estimate of income taxes due to the forecasting methodology used to project income (loss) before income taxes, resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the nine months ended September 30, 2026.

Our effective tax rates were (3,470.4)% and 270.8% for the three and nine months ended September 30, 2026, respectively, and was 64.7% and 45.1% for the three and nine months ended September 30, 2025, respectively.

Our effective tax rate was driven primarily by lower profitability versus 2025 and the mix of taxable income across jurisdictions with different tax regimes, particularly in AMENA and ESSA and those subject to deemed profit taxes based on revenue.

Impact of the One Big Beautiful Bill Act (OBBBA)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing various changes to the U.S. federal tax law. We did not experience a material impact from the OBBBA for the nine months ended September 30, 2026 or the fiscal year ended  December 31, 2025.

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

The carrying value of our investment in joint ventures as of September 30, 2026, and December 31, 2025, was as follows (in thousands):

	September 30,	December 31,
	2026	2025
CETS	$76,564	$76,825
PVD-Expro	1,823	1,881
Total	$78,387	$78,706

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Accounts receivable, net

Accounts receivable, net consisted of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Accounts receivable	$502,335	$506,422
Less: Expected credit losses	(17,136)	(21,964)
Total	$485,199	$484,458

Current	477,767	477,026
Non – current	7,432	7,432
Total	$485,199	$484,458

10.	Inventories

Inventories consisted of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Finished goods	$21,927	$13,200
Raw materials, equipment spares and consumables	152,731	149,958
Work-in-progress	9,021	4,737
Total	$183,679	$167,895

11.	Other assets and liabilities

Other assets consisted of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Prepayments	$68,035	$44,031
Value-added tax receivables	36,798	33,115
Collateral deposits	878	1,163
Deposits	11,466	10,963
Other	20,028	14,156
Total	$137,205	$103,428

Current	120,623	86,287
Non – current	16,582	17,141
Total	$137,205	$103,428

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

Other liabilities consisted of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Deferred revenue	$62,898	$17,132
Other tax and social security	31,214	32,751
Provisions	62,040	57,058
Contingent consideration liabilities	4,408	9,470
End of service benefits	16,644	15,883
Other	8,311	7,088
Total	$185,515	$139,382

Current	153,920	103,379
Non – current	31,595	36,003
Total	$185,515	$139,382

12.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Accounts payable – trade	$139,160	$101,334
Payroll, vacation and other employee benefits	43,042	44,311
Accruals for goods received not invoiced	11,974	15,431
Other accrued liabilities	122,036	107,512
Total	$316,212	$268,588

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Cost:
Land	$22,176	$22,176
Land improvements	3,403	3,352
Buildings and lease hold improvements	110,355	108,857
Plant and equipment	1,379,114	1,221,892
	1,515,048	1,356,277
Less: Accumulated depreciation	(931,433)	(833,120)
Total	$583,615	$523,157

The carrying amount of our property, plant and equipment recognized in respect of assets held under finance leases as of September 30, 2026 and December 31, 2025 and included in amounts above is as follows (in thousands):

	September 30,	December 31,
	2026	2025
Cost:
Buildings	$20,344	$20,344
Plant and equipment	4,242	3,299
	24,586	23,643
Less: Accumulated amortization	(15,368)	(13,694)
Total	$9,218	$9,949

Depreciation expense relating to property, plant and equipment, including assets under finance leases, was $39.0 million and $104.6 million for the three and nine months ended September 30, 2026, respectively, and $33.4 million and $99.8 million for the three and nine months ended September 30, 2025, respectively.

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Intangible assets, net

The following table summarizes our intangible assets comprising of Customer Relationships & Contracts (“CR&C”), Trademarks, Technology and Software as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025			September 30, 2026
	Gross carrying amount	Accumulated impairment and amortization	Net book value	Gross carrying amount	Accumulated impairment and amortization	Net book value	Weighted average remaining life (years)
CR&C	$359,193	$(212,385)	$146,808	$302,605	$(191,639)	$110,966	10.1
Trademarks	72,470	(49,950)	22,520	64,244	(46,096)	18,148	6.0
Technology	278,867	(122,238)	156,629	229,022	(110,527)	118,495	11.0
Software	28,994	(25,284)	3,710	25,356	(21,636)	3,720	1.0
Total	$739,524	$(409,857)	$329,667	$621,227	$(369,898)	$251,329	10.1

Amortization expense for intangible assets was $14.3 million and $39.9 million for the three and nine months ended September 30, 2026, respectively, and $12.8 million and $38.5 million for the three and nine months ended September 30, 2025, respectively.

The following table summarizes the intangible assets which were acquired pursuant to the Acquisitions (in thousands):

	Acquired Fair Value	Weighted average life (years)
Coretrax:
CR&C	$45,883	13.0
Trademarks	5,251	5.0
Software	648	1.0
Technology	49,868	10-15
Total	$101,650	13.0

	Acquired Fair Value	Weighted average life (years)
Enhanced Drilling:
CR&C	$56,588	15.0
Trademarks	8,226	10.0
Technology	49,845	10-15
Total	$114,659	14.1

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Goodwill

During the third quarter of 2026, we reorganized our reportable segments. Refer to Note 5 "Business Segment Reporting" for detail. As a result, we now manage and report our operations through three reportable segments which are also our reporting units. Our reporting units are NLA, ESSA, and AMENA.

The allocation of goodwill by operating segment as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30,	December 31,
	2026	2025
NLA	$192,756	$161,986
ESSA	143,876	101,385
MENA	-	51,595
APAC	-	33,592
AMENA	85,187	-
Total	$421,819	$348,558

The following table summarizes the goodwill by operating segment which were acquired pursuant to the Acquisitions (in thousands):

	Coretrax	Enhanced Drilling
NLA	$21,557	$30,770
ESSA	18,066	42,491
MENA	46,155	-
APAC	14,177	-
Total	$99,955	$73,261

No impairment charges related to goodwill have been recorded during the three and nine months ended September 30, 2026.

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Interest bearing loans

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

The agreement includes customary affirmative and negative covenants, including limitations on asset sales, indebtedness, investments, distributions, and affiliate transactions. Financial covenants require a minimum interest coverage ratio of 3.5x and a total net leverage ratio cap of 2.75x, tested quarterly. Events of default include payment defaults, covenant breaches, misrepresentations, insolvency events, and revocation of guarantees. The agreement also contains cross-default provisions and requires prepayment in certain events such as asset sales, change of control, or illegality. We are in compliance with all our debt covenants as of  September 30, 2026.

On July 13, 2026, Expro Ltd assumed the obligations of Expro Group Holdings N.V. under the New Credit Facility in connection with the Redomicile.

As of  September 30, 2026, we had $259.1 million of long-term borrowings outstanding under the New Credit Facility. The effective interest rate on our outstanding long-term borrowings was 7.24%. As of  December 31, 2025, we had $79.1 million of long-term borrowings outstanding under the New Credit Facility, with effective interest rate of 7.5%. We utilized $103.9 million and $67.5 million of the New Credit Facility as of  September 30, 2026 and  December 31, 2025, respectively, for bonds and guarantees.

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. We entered into contractual commitments for the acquisition of property, plant and equipment totaling $43.6 million and $52.0 million as of  September 30, 2026 and December 31, 2025, respectively.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. We had no material accruals for loss contingencies, individually or in the aggregate, as of September 30, 2026 and December 31, 2025. We believe the probability is remote that the ultimate outcome of these matters would have a material adverse effect on our financial position, results of operations or cash flows.

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Post-retirement benefits

Amounts recognized in the unaudited condensed consolidated statements of operations in respect of the defined benefit schemes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of prior service credit	$61	$61	$183	$183
Interest cost	(1,944)	(1,952)	(5,923)	(5,752)
Expected return on plan assets	2,349	2,288	7,081	6,675
Total	$466	$397	$1,341	$1,106

The Company contributed $1.6 million and $4.6 million for the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.3 million for the three and nine months ended September 30, 2025, respectively, to defined benefit schemes.

Amortization of prior service credit, interest cost and expected return on plan assets have been recognized in “Other income, net” in the unaudited condensed consolidated statements of operations.

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

The calculation of basic and diluted earnings per share attributable to Company stockholders for the three and nine months ended September 30, 2026 and 2025, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(5,201)	$13,963	$(4,207)	$45,914

Basic weighted average number of shares outstanding	112,343	114,805	113,017	115,484
Effect of dilutive securities:
Unvested restricted stock units	-	621	-	453
ESPP shares	-	21	-	19
Diluted weighted average number of shares outstanding	112,343	115,447	113,017	115,957

Total basic (loss) earnings per share	$(0.05)	$0.12	$(0.04)	$0.40
Total diluted (loss) earnings per share	$(0.05)	$0.12	$(0.04)	$0.40

For both the three and nine months ended September 30, 2026, approximately $7.5 million outstanding equity awards were excluded from the computation of diluted loss per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2025, approximately 4.6 million and 5.4 million outstanding equity awards were excluded, respectively, because the exercise price exceeded the average market price of the Company's common stock.

Expro Ltd
Notes to Unaudited Condensed Consolidated Financial Statements

20.	Related party disclosures

Our related parties consist primarily of CETS and PVD-Expro, the two companies in which we exert significant influence. During the three and nine months ended September 30, 2026, goods and services provided to related parties was $1.4 million and $3.3 million, respectively, and $1.4 million and $1.7 million, respectively, for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, material goods and services received from related parties was less than $0.1 million and $0.1 million, respectively, and less than $0.1 million for both the three and nine months ended September 30, 2025.

Additionally, we entered into various operating lease agreements to lease facilities with affiliated companies. Rent expense associated with our related party leases was immaterial for three and nine months ended September 30, 2026, and less than $0.1 million for both the three and nine months ended September 30, 2025.

Further, we received dividends from CETS totaling $5.9 million and $10.6 million during the three and nine months ended September 30, 2026, respectively, for PVD-Expro totaling $0.7 million during the three and nine months ended September 30, 2026, respectively, and dividends from CETS totaling $4.2 million during the three and nine months ended September 30, 2025; for PVD-Expro totaling nil and $0.5 million for the three and nine months ended September 30, 2025.

As of  September 30, 2026 and December 31, 2025 amounts receivable from related parties were $0.4 million and $0.9 million, respectively, and amounts payable to related parties was nil, respectively.

21.	Stock-based compensation

Stock-based compensation expense relating to the Long-Term Incentive Plan (“LTIP”), including restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) for the three and nine months ended September 30, 2026 was $7.9 million and $23.8 million, respectively. Stock-based compensation expense relating to LTIP RSUs and PRSUs for the three and nine months ended September 30, 2025 was $7.1 million and $20.8 million, respectively.

During the nine months ended September 30, 2026, 1,514,534 RSUs and 366,711 PRSUs were granted to employees and directors at a weighted average grant date fair value of $16.69 per RSU and $22.72 per PRSU.

During the three and nine months ended September 30, 2026 we recognized $0.3 million and $1.2 million, respectively, of compensation expense related to stock purchased under the ESPP and its sub-plans. The Company recognized ESPP expense for the three and nine months ended September 30, 2025 of $0.1 million and $0.7 million, respectively.

22.	Supplemental cash flow

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$48,413	$45,873
Cash paid for interest, net	$9,949	$16,149
Change in accounts payable and accrued expenses related to capital expenditures	$1,854	$4,559

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

We organize and manage our operations on a geographical basis. During the third quarter of 2026, we realigned organizational structure and combined two of our reportable segments (MENA and APAC) into one operating and reportable segment (AMENA). Refer to Note 5 “Business Segment Reporting” and Note 15 "Goodwill" for additional information. Our reporting structure and the key financial information used by our management team is organized around our three operating segments: (i) North and Latin America (“NLA”), (ii) Europe and Sub-Saharan Africa (“ESSA”), (iii) Asia, Middle East and North Africa (“AMENA”).

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

Market Conditions and Commodity Prices

The third quarter of 2026 was characterized by heightened geopolitical risk, tightening supply conditions, and stronger oil prices. Escalating tensions in the Middle East, including disruptions to regional production and shipping routes amid a failure of the previously signed Memorandum of Understanding, increased concerns around global energy security and reduced available supply to the market.

According to the Energy Information Administration (“EIA”), average daily liquid fuels demand increased by 3.1 million b/d in the third quarter compared to the previous quarter. The demand rebound was driven by September consumption as northern hemisphere regions build stocks for the upcoming winter months. However, demand still lagged the corresponding quarterly average from 2025 as demand destruction from elevated prices resulting from the Middle East conflict persists. Consumption is expected to average 102.4 million b/d for 2026 as a whole, down by 2.0 million b/d from the 2025 average as higher oil prices continue to weigh on demand through the final quarter and into 2027.

On the supply side, global liquid fuels production averaged around 101.3 million b/d in the third quarter, an increase of 4.8 million b/d compared to the previous quarter. The upward movement of supply came as oil exports from the Middle East increased, despite attacks on the critical bypass route of the Saudi Arabian East-West oil pipeline. Supplies are also increasing through the Strait of Hormuz as more ship owners are willing to risk the transit using ship-to-ship transfers off the Omani coast. The EIA expects oil flows from the Middle East to remain constrained through the fourth quarter, leading shut-in production to average 4.5 million b/d over the period. This will drive an overall average supply of 101.1 million b/d for 2026.

Brent crude oil prices rose from an average of $80/bbl in July to reach $84/bbl on average in August and increased further to average $97/bbl in September. Prices rose following increased attacks on oil infrastructure and tankers around the Middle East. The most notable among these developments were attacks on Saudi Arabia’s East-West oil pipeline, which temporarily halted flows on a crucial bypass used to circumvent the Strait of Hormuz. Prices eased slightly as the pipeline was repaired and flows partially resumed as of September 22, 2026. However, tanker attacks and disruption risks remain, keeping a geopolitical premium embedded in crude, maintaining a Brent crude price of over $100/bbl at the time of writing.

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

Outlook

Turning to the market outlook, the macro environment remains shaped by geopolitical uncertainty, particularly regarding ongoing tensions in the Middle East, which continue to influence energy markets, commodity pricing, and global trade flows. While volatility remains elevated, recent events have reinforced the strategic importance of energy security and dependable supply sources, prompting operators and governments to reassess supply chains and diversify investment across multiple regions.

From a supply and demand perspective, the market remains broadly constructive. While higher energy prices create some risk of demand destruction in selected end markets, long-term demand growth and the need to maintain security of supply continue to support investment across offshore and international markets. In response, operators are increasingly diversifying supply away from concentrated regions and toward the Atlantic Margin, including West Africa, the North Sea, the Gulf of America, and South America, strengthening the resilience of global energy supply chains.

Deepwater remains one of the most attractive areas for incremental upstream investment and is expected to capture a significant share of future capital allocation. This trend aligns closely with Expro’s core strengths and global footprint, as operators prioritize large, high-quality offshore developments that can deliver competitive returns and long-term production growth.

In gas markets, supply uncertainty has increased due to constraints on shipping routes through the Strait of Hormuz and broader geopolitical risks. As a result, investment is increasingly shifting toward LNG and gas developments in alternative supply basins, including Africa, the Gulf of America, and U.S. onshore markets, creating new opportunities for Expro across the energy value chain.

While commodity prices remain supportive and a strong pipeline of offshore developments and gas-related projects provides visibility for future activity, operators have largely resisted a return to the spending patterns seen in previous cycles. Capital discipline remains a defining industry characteristic, with companies prioritizing shareholder returns and debt reduction while selectively investing in projects that meet stringent economic thresholds. This discipline translates into continued pricing pressure on service providers, alongside demands for greater efficiency and lower overall project costs.

Even within this disciplined environment, industry investment remains healthy, with offshore activity continuing to lead growth. Global offshore upstream investments are expected to increase by approximately 3% in 2026 compared with the prior year. Project sanctioning activity also remains robust, led by developments in Sub-Saharan Africa and Southeast Asia, helping sustain a healthy pipeline of future work as operators seek to replenish reserves and strengthen long-term supply portfolios.

Looking further ahead, the outlook remains favorable through the end of the decade. Both offshore and international onshore markets are expected to deliver steady growth, while producers continue to focus on recovery optimization, production enhancement, and faster execution rather than rig-led expansion. This growing emphasis on operational efficiency and brownfield optimization represents a significant opportunity for Expro, given our differentiated technologies and expertise in maximizing production performance from existing assets.

Together, these market trends reinforce Expro’s position in the most resilient and growing segments of the upstream industry, with deepwater investment, LNG expansion, project sanctioning activity, and increasing demand for production optimization expected to support sustainable growth opportunities across our global portfolio.

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

Executive Overview

Three months ended September 30, 2026, compared to three months ended June 30, 2026

Certain highlights of our financial results include:

•

Revenue for the three months ended September 30, 2026, increased by $46.8 million, or 11.9%, to $439.9 million, compared to $393.2 million for the three months ended June 30, 2026. The increase in revenue was primarily due to the acquisition of Enhanced Drilling during the third quarter of 2026. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net loss for the three months ended September 30, 2026, of $5.2 million, a change of $7.2 million, as compared to net income of $2.0 million for the three months ended June 30, 2026. Net loss margin was (1.2)% for the three months ended September 30, 2026, compared to net income margin of 0.5% for the three months ended June 30, 2026. The change was primarily driven by increase in severance and other expenses of $6.2 million, merger and integration expenses of $6.4 million, interest and finance expenses of $3.1 million, increase in depreciation and amortization expense of $7.5 million, partially offset by an improvement in Adjusted EBITDA of $15.2 million.

•

Adjusted EBITDA for the three months ended September 30, 2026, increased by $15.2 million, or 19.9%, to $91.2 million from $76.0 million for the three months ended June 30, 2026. Adjusted EBITDA margin was 20.7% for the three months ended September 30, 2026, up compared to 19.3% for the three months ended June 30, 2026. The increase in Adjusted EBITDA was primarily due to higher revenue following the Enhanced Drilling Acquisition.

•	Net cash provided by operating activities for the three months ended September 30, 2026, was $65.0 million, as compared to net cash provided by operating activities of $81.5 million for the three months ended June 30, 2026. The decrease was primarily driven by unfavorable working capital changes, higher income tax payments during the three months ended September 30, 2026, partially offset by an increase in Adjusted EBITDA.

Nine months ended September 30, 2026, compared to nine months ended September 30, 2025

Certain highlights of our financial results include:

•

Revenue for the nine months ended September 30, 2026, decreased by $24.3 million, or 2.0%, to $1,200.7 million, compared to $1,225.0 million for the nine months ended September 30, 2025. The decrease in revenue was primarily driven by lower activity levels across the AMENA and NLA regions, partially offset by higher revenue in ESSA region and contribution from Enhanced Drilling Acquisition during the third quarter of 2026. Revenue for our segments is discussed separately below under the heading “Operating Segment Results.”

•

We reported net loss for the nine months ended September 30, 2026, of $4.2 million, a decrease of $50.1 million, or 109.2%, as compared to net income of $45.9 million for the nine months ended September 30, 2025. Net loss margin was (0.4)% for the nine months ended September 30, 2026, compared to net income margin of 3.7% for the nine months ended September 30, 2025. The decrease was primarily driven by a $34.5 million decline in Adjusted EBITDA, increase in merger and integration expenses of $8.6 million, increase in depreciation and amortization expense of $6.1 million, and unfavorable foreign exchange impact of $3.9 million resulting in higher expenses.

•

Adjusted EBITDA for the nine months ended September 30, 2026, decreased by $34.5 million, or 13.0%, to $230.2 million from $264.7 million for the nine months ended September 30, 2025. Adjusted EBITDA margin was 19.2% for the nine months ended September 30, 2026, down compared to 21.6% for the nine months ended September 30, 2025. The decrease in Adjusted EBITDA was primarily due to lower revenue and less favorable activity mix.

•	Net cash provided by operating activities for the nine months ended September 30, 2026, was $171.7 million, as compared to net cash provided by operating activities of $153.1 million for the nine months ended September 30, 2025. The increase was primarily driven by a favorable movement in working capital and during the nine months ended September 30, 2026 as compared to nine months ended September 30, 2025, partially offset by lower Adjusted EBITDA.

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

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the three and nine months presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net (loss) income	$(5,201)	$2,028	$(4,207)	$45,914

Income tax expense	$10,203	$8,152	$24,572	$27,048
Depreciation and amortization expense	53,279	45,792	144,466	138,332
Severance and other expense	8,769	2,572	14,567	18,575
Merger and integration expense	9,994	3,634	13,916	5,300
Other (income) expense, net (1)	(629)	242	(734)	(2,458)
Stock-based compensation expense	8,183	9,560	25,017	21,483
Foreign exchange loss (gain)	811	1,351	2,501	(1,379)
Interest and finance expense, net	5,802	2,712	10,065	11,836
Adjusted EBITDA	$91,211	$76,043	$230,163	$264,651

Net (loss) income margin	(1.2)%	0.5%	(0.4)%	3.7%

Adjusted EBITDA margin	20.7%	19.3%	19.2%	21.6%

(1)	Other (income) expense, net, is comprised of immaterial, unusual or infrequently occurring transactions which, in management’s view, do not provide useful measures of the underlying operating performance of the business.

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

The following table shows revenue by segment and revenue as a percentage of total revenue by segment for the periods presented (in thousands):

	Three Months Ended		Percentage
	September 30, 2026	June 30, 2026	September 30, 2026	June 30, 2026
NLA	$155,286	$129,287	35.3%	32.9%
ESSA	148,510	126,687	33.8%	32.2%
AMENA	136,147	137,208	30.9%	34.9%
Total Revenue	$439,943	$393,182	100.0%	100.0%

	Nine Months Ended		Percentage
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
NLA	$412,756	$427,728	34.4%	34.9%
ESSA	389,116	370,578	32.4%	30.3%
AMENA	398,826	426,662	33.2%	34.8%
Total Revenue	$1,200,698	$1,224,968	100.0%	100.0%

The following table shows Segment EBITDA and Segment EBITDA margin by segment and a reconciliation to income before income taxes for the periods presented (in thousands):

	Three Months Ended		Segment EBITDA Margin
	September 30, 2026	June 30, 2026	September 30, 2026	June 30, 2026
NLA	$35,715	$26,082	23.0%	20.2%
ESSA	38,069	34,071	25.6%	26.9%
AMENA	41,413	41,257	30.4%	30.1%
Total Segment EBITDA	115,197	101,410
Corporate costs (1)	(29,282)	(28,130)
Equity in income of joint ventures	5,296	2,763
Depreciation and amortization expense	(53,279)	(45,792)
Merger and integration expense	(9,994)	(3,634)
Severance and other expense	(8,769)	(2,572)
Stock-based compensation expense	(8,183)	(9,560)
Foreign exchange loss	(811)	(1,351)
Other income (expense), net	629	(242)
Interest and finance expense, net	(5,802)	(2,712)
Income before income taxes	$5,002	$10,180

	Nine Months Ended		Segment EBITDA Margin
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
NLA	$87,734	$101,136	21.3%	23.6%
ESSA	103,645	109,326	26.6%	29.5%
AMENA	113,433	132,306	28.4%	31.0%
Total Segment EBITDA	304,812	342,768
Corporate costs (1)	(85,939)	(91,115)
Equity in income of joint ventures	11,290	12,998
Depreciation and amortization expense	(144,466)	(138,332)
Merger and integration expense	(13,916)	(5,300)
Severance and other expense	(14,567)	(18,575)
Stock-based compensation expense	(25,017)	(21,483)
Foreign exchange (loss) gain	(2,501)	1,379
Other income, net	734	2,458
Interest and finance expense, net	(10,065)	(11,836)
Income before income taxes	$20,365	$72,962

(1)	Corporate costs include the costs of running our corporate head office and other central functions that support the operating segments, including research, engineering and development, logistics, sales and marketing and health and safety and are not attributable to a particular operating segment.

Three months ended September 30, 2026 compared to three months ended June 30, 2026

NLA

Revenue for the NLA segment was $155.3 million for the three months ended September 30, 2026, an increase of $26.0 million, or 20.1%, compared to $129.3 million for the three months ended June 30, 2026. The increase was primarily driven by the Enhanced Drilling Acquisition, higher well construction revenue in the U.S., Brazil and Suriname, higher well flow management revenue in Caribbean and Mexico, increased subsea well access activities in the U.S., partially offset by lower well flow management revenue in the U.S.

Segment EBITDA for the NLA segment was $35.7 million, or 23.0% of revenues, during the three months ended September 30, 2026, an increase of $9.6 million, or 36.9%, compared to $26.1 million, or 20.2%, of revenues during the three months ended June 30, 2026. The marginal increase in Segment EBITDA was primarily attributable to increase in revenue.

ESSA

Revenue for the ESSA segment was $148.5 million for the three months ended September 30, 2026, an increase of $21.8 million, or 17.2%, compared to $126.7 million for the three months ended June 30, 2026. The increase in revenue was primarily attributable to the Enhanced Drilling Acquisition, higher well construction management activities in Ivory Coast, Norway and Azerbaijan and increased subsea well access activities in Ghana. These increases were partially offset by lower well flow management revenue in the United Kingdom and reduced subsea well access activities in the United Kingdom and Norway.

Segment EBITDA for the ESSA segment was $38.1 million, or 25.6% of revenues, for the three months ended September 30, 2026, an increase of $4.0 million, or 11.7%, compared to $34.1 million, or 26.9% of revenues, for the three months ended June 30, 2026. The increase in Segment EBITDA, was primarily attributable to higher revenue, partially offset by a slight decrease in segment EBITDA margin due to reduced work on higher margin projects.

AMENA

Revenue for the AMENA segment was $136.1 million for the three months ended September 30, 2026, a decrease of $1.1 million, or 0.8%, compared to $137.2 million for the three months ended June 30, 2026. The decrease in revenue was primarily attributable to lower well flow management revenue in Saudi Arabia and reduced subsea access activities in Malaysia, partially offset by higher well flow management revenue in India and higher well construction revenue in Saudi Arabia.

Segment EBITDA for the AMENA segment was $41.4 million, or 30.4% of revenues, for the three months ended September 30, 2026, an increase of $0.2 million, or 0.4%, compared to $41.3 million, or 30.1% of revenues, for the three months ended June 30, 2026. The slight increase in Segment EBITDA and Segment EBITDA margin is consistent with the favorable activity mix.

Depreciation and amortization expense

Depreciation and amortization expenses for the three months ended September 30, 2026 increase by $7.5 million, to $53.3 million as compared to $45.8 million for the three months ended June 30, 2026. The increase was primarily attributable to an increase in depreciable asset base due to Enhanced Drilling Acquisition during the three months ended September 30, 2026.

Merger and integration expense

Merger and integration expenses for the three months ended September 30, 2026 increase by $6.4 million, to $10.0 million as compared to $3.6 million for the three months ended June 30, 2026. The increase was primarily attributable to professional costs incurred in connection with the Enhanced Drilling Acquisition during the three months ended September 30, 2026.

Severance and other expense

Severance and other expense for the three months ended September 30, 2026 increased by $6.2 million, or 240.9%, to $8.8 million as compared to $2.6 million for the three months ended June 30, 2026. The increase in severance and other expense was primarily attributable to an increase in restructuring costs across all regions, partially offset by a favorable valuation adjustment of contingent consideration.

Interest and finance expense, net

Interest and finance expense, net for the three months ended September 30, 2026 increased by $3.0 million or 113.9%, to $5.8 million as compared to $2.7 million for the three months ended June 30, 2026. The increase was primarily attributable to higher interest expense resulting from borrowings under the Revolving Credit Facility during the third quarter of 2026 in connection with the Enhanced Drilling Acquisition.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

NLA

Revenue for the NLA segment was $412.8 million for the nine months ended September 30, 2026, a decrease of $15.0 million, or 3.5%, compared to $427.7 million for the nine months ended September 30, 2025. The decrease in revenue was primarily driven by lower revenue in the U.S. across subsea well access activities and well flow management, lower well construction revenue in Guyana and lower well integration revenue in the U.S. and Brazil, partially offset by higher well flow management revenue in Mexico and higher well integration revenue in Argentina, as well as contribution from Enhanced Drilling Acquisition during the third quarter of 2026.

Segment EBITDA for the NLA segment was $87.7 million, or 21.3% of revenues, during the nine months ended September 30, 2026, a decrease of $13.4 million, or 13.3%, compared to $101.1 million, or 23.6%, of revenues during the nine months ended September 30, 2025. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to the decrease in revenue and a less favorable activity mix.

ESSA

Revenue for the ESSA segment was $389.1 million for the nine months ended September 30, 2026, an increase of $18.5 million, or 5.0%, compared to $370.6 million for the nine months ended September 30, 2025. The increase in revenue was primarily driven by Enhanced Drilling Acquisition, higher well construction revenue in Ivory Coast, Azerbaijan and Norway, higher well flow management revenue in Norway and higher well integration revenue in the Netherlands and the United Kingdom, partially offset by lower subsea access activities in Congo and Ivory Coast, lower well construction revenue in Cyprus and Equatorial Guinea and lower well flow management revenue in Angola.

Segment EBITDA for the ESSA segment was $103.6 million, or 26.6% of revenues, for the nine months ended September 30, 2026, a decrease of $5.7 million, or 5.2%, compared to $109.3 million, or 29.5% of revenues, for the nine months ended September 30, 2025. The decrease in Segment EBITDA and Segment EBITDA margin was primarily attributable to the decrease in activities.

AMENA

Revenue for the AMENA segment was $398.8 million for the nine months ended September 30, 2026, a decrease of $27.8 million, or 6.5%, compared to $426.7 million for the nine months ended September 30, 2025. The decrease in revenue was primarily driven by lower well integration revenue and lower subsea well access activities in Australia, lower well construction revenue in Saudi Arabia, partially offset by higher well construction revenue in Egypt and higher well flow management revenue in United Arab Emirates.

Segment EBITDA for the AMENA segment was $113.4 million, or 28.4% of revenues, for the nine months ended September 30, 2026, a decrease of $18.9 million, or 14.3%, compared to $132.3 million, or 31.0% of revenues, for the nine months ended September 30, 2025. The decrease in Segment EBITDA and Segment EBITDA margin was primarily due to less activities in the region and a less favorable mix.

Corporate costs

Corporate costs for the nine months ended September 30, 2026 was $85.9 million as compared to $91.1 million for the nine months ended September 30, 2025. The decrease is primarily attributable to cost savings initiatives and other cost reduction measures.

Depreciation and amortization expense

Depreciation and amortization expenses for the nine months ended September 30, 2026 increase by $6.1 million, to $144.5 million as compared to $138.3 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in depreciable asset base due to Enhanced Drilling Acquisition during the nine months ended September 30, 2026.

Merger and integration expense

Merger and integration expenses for the nine months ended September 30, 2026 increase by $8.6 million, to $13.9 million as compared to $5.3 million for the nine months ended September 30, 2025. The increase was primarily attributable to professional costs incurred in connection with the Enhanced Drilling Acquisition during the nine months ended September 30, 2026.

Severance and other expense

Severance and other expense for the nine months ended September 30, 2026 decreased by $4.0 million, or 21.6%, to $14.6 million as compared to $18.6 million for the nine months ended September 30, 2025. The decrease in severance and other expense was primarily attributable to a favorable valuation adjustment of contingent consideration, partially offset by an increase in restructuring costs across all regions.

Stock-based compensation expense

Stock-based compensation expense for the nine months ended September 30, 2026 increased by $3.5 million or 16.5%, to $25.0 million as compared to $21.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to stock-based compensation awarded in the annual LTIP grant cycle which contributed to higher expense during the nine months of 2026.

Foreign exchange (loss) gain

Foreign exchange loss for the nine months ended September 30, 2026 was $2.5 million as compared to foreign exchange gain of $1.4 million for the nine months ended September 30, 2025. The change was primarily attributable to unfavorable changes in various exchange rates and higher activity in jurisdictions with local currencies that appreciated related to U.S. dollar.

Liquidity and Capital Resources

Liquidity

Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. As of September 30, 2026, total available liquidity was $259.5 million, including $172.5 million of cash and cash equivalents and restricted cash and $87.0 million available for borrowings under our Facility Agreement (as defined below). Expro believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond. Our primary sources of liquidity have been cash flows from operations. Our primary uses of capital have been for capital expenditures, acquisitions and repurchases of company stock. We monitor potential capital sources, including equity and debt financing, in order to meet our investment and liquidity requirements.

Our total capital expenditures are estimated to range between $21.6 million and $31.6 million for the remaining three months of 2026. Our total capital expenditures were $88.4 million for the nine months ended September 30, 2026, of which approximately 90% were used for the purchase and manufacture of equipment to directly support customer-related activities and approximately 10% for other property, plant and equipment, inclusive of software costs. The actual amount of capital expenditures for the purchase and manufacture of equipment may fluctuate based on market conditions. We continue to focus on preserving and protecting our strong balance sheet, optimizing utilization of our existing assets and, where practical, limiting new capital expenditures.

On October 30, 2025, the Company’s Board of Directors (the “Board”) approved a new stock repurchase program, pursuant to which the Company was authorized to acquire up to $100.0 million of its outstanding common stock from October 30, 2025 through December 31, 2026 (the “Stock Repurchase Program”). On July 13, 2026, the remaining authorization under the Stock Repurchase Program was approved by Expro Ltd's Board of Directors. Under the Stock Repurchase Program, Expro Ltd may repurchase the Company’s ordinary shares in open market purchases, in privately negotiated transactions or otherwise. The Stock Repurchase Program will continue to be utilized at management’s discretion and in accordance with federal securities laws. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate requirements and the constraints specified in the Stock Repurchase Program along with general business and market conditions. The Stock Repurchase Program does not obligate the Company to repurchase any particular number of ordinary shares, and it could be modified, suspended or discontinued at any time. During the nine months ended September 30, 2026, the Company repurchased approximately 3.1 million shares at an average price of $15.99 per share, for a total cost of approximately $49.1 million. During the nine months ended September 30, 2025, the Company repurchased approximately 3.7 million shares at an average price of $10.81 per share, for a total cost of approximately $40.1 million.

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

On July 13, 2026, Expro Ltd assumed the obligations of Expro Group Holdings N.V. under the New Credit Facility in connection with the Redomicile.

As of September 30, 2026, we had $259.1 million of long-term borrowings outstanding under the New Credit Facility.

Please see Note 16 “Interest bearing loans” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Cash flow from operating, investing and financing activities

Cash flows from our operations, investing and financing activities are summarized below (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net cash provided by operating activities	$171,725	$153,101
Net cash used in investing activities	(283,576)	(73,512)
Net cash provided by (used in) financing activities	89,896	(72,053)
Effect of exchange rate changes on cash activities	(3,010)	6,421
Net (decrease) increase to cash and cash equivalents and restricted cash	$(24,965)	$13,957

Analysis of cash flow changes between the nine months ended September 30, 2026 and September 30, 2025

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2026, was $171.7 million, as compared to net cash provided by operating activities of $153.1 million for the nine months ended September 30, 2025. The increase was primarily driven by a favorable movement in working capital during the nine months ended September 30, 2026 as compared to nine months ended September 30, 2025, partially offset by lower Adjusted EBITDA.

Net cash used in investing activities

Net cash used in investing activities was $283.6 million during the nine months ended September 30, 2026, as compared to $73.5 million during the nine months ended September 30, 2025, an increase of $210.1 million. The increase in net cash used in investing activities was primarily driven by a net cash outflow of $195.2 million for the Enhanced Drilling Acquisition during the nine months ended September 30, 2026, as well as a $9.9 million increase in capital expenditures.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $89.9 million during the nine months ended September 30, 2026, as compared to net cash used in financing activities of $72.1 million during the nine months ended September 30, 2025. The increase of $161.9 million in net cash provided by financing activities is primarily driven by net proceeds from borrowings of $169.0 million, partially offset by a $9.0 million increase in common stock repurchases.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

b)	Change in Internal Control Over Financial Reporting

As of September 30, 2026, management has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 17 “Commitments and contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report and our Quarterly Report on Form 10-Q for the three months ended June 30, 2026 and March 31, 2026, which risks could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Following is a summary of repurchases of Company common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Program (2)
July 1 - July 31	-	$-	-	$60,002,345
August 1 - August 31	-	$-	-	$60,002,345
September 1 - September 30	565,963	$16.14	565,963	$50,867,290
Total	565,963	$16.14	565,963

1)

This table excludes shares withheld from employees to satisfy tax withholding requirements on equity-based transactions. We administer cashless settlements and generally do not repurchase stock in connection with cashless settlements.

2)

Our Board authorized a program to repurchase our stock from time to time. Approximately $50.9 million remained authorized for repurchases as of September 30, 2026, subject to the limitation set in our shareholder authorization for repurchases of our stock.

Item 5. Other Information

Securities Trading Arrangements with Officers and Directors

On  September 14, 2026, Lisa L. Troe, non-executive director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell sufficient shares of the Company’s ordinary shares between  June 3, 2027 and  June 29, 2027, subject to certain conditions, to cover tax obligations related to the vesting of restricted stock units on  June 1, 2027.

During the three months ended  September 30, 2026, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Purchase Agreement for the sale and purchase of shares in Enhanced Well Technologies Group AS, dated May 4, 2026, between Expro Holdings UK 3 Limited and the sellers party thereto (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-43399), filed on July 28,2026).
3.1	Amended and Restated Memorandum and Articles of Association of Expro Ltd (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-43399), filed on July 13, 2026).
†10.1	Expro Ltd 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-266018), filed on July 14, 2026).
†10.2	Expro Ltd 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-266018), filed on July 14, 2026).
†10.3	Expro Ltd 2018 Management Incentive Plan (incorporated by reference to Exhibit 99.3 to the Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-266018), filed on July 14, 2026).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*101.1

The following materials from Expro Ltd Quarterly Report on Form 10-Q for the period ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Represents management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPRO LTD

Date:	November 3, 2026	By:	/s/ Sergio L. Maiworm, Jr.
Sergio L. Maiworm, Jr.
Chief Financial Officer
(Principal Financial Officer)